Form 10-Q
period 2005-06-26
Horizon Lines Holding Corp.
filed 2005-07-29
CIK 1299064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number    333-123681

HORIZON LINES HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	55-0816583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4064 Colony Road, Suite 200, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

(704) 973-7000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 28, 2005, 800,000 shares of common stock, par value $.01 per share, were outstanding.

HORIZON LINES HOLDING CORP.

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

($ in thousands)

	December 26, 2004(1)	June 26, 2005
Assets
Current assets
Cash and cash equivalents	$56,264	$60,475
Accounts receivable, net of allowance of $7,938 and $9,372 at December 26, 2004 and June 26, 2005, respectively	110,801	127,781
Income taxes receivable	9,354	9,354
Deferred tax asset	4,055	4,843
Materials and supplies	21,680	23,304
Other current assets	7,019	5,479

Total current assets	209,173	231,236
Property and equipment, net	190,123	177,019
Deferred tax assets	80,280	73,257
Intangible assets, net	517,556	506,558
Other long term assets	15,640	20,873

Total assets	$1,012,772	$1,008,943

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,275	$21,240
Deferred tax liability	1,683	1,278
Current portion of long term debt	2,500	2,500
Other accrued liabilities	114,167	121,351

Total current liabilities	143,625	146,369
Long term debt, net of current	496,875	495,625
Deferred tax liability	136,538	129,581
Deferred rent	44,949	42,712
Other long term liabilities	2,429	3,206

Total liabilities	824,416	817,493

Stockholders’ equity
Common stock, $.01 par value, 800,000 shares authorized and 800,000 shares issued and outstanding at December 26, 2004 and June 26, 2005	8	8
Additional paid in capital	179,486	179,789
Accumulated other comprehensive income (loss)	71	(58)
Retained earnings	8,791	11,711

Total stockholders’ equity	188,356	191,450

Total liabilities and stockholders’ equity	$1,012,772	$1,008,943

(1)	The balance sheet at December 26, 2004 has been derived from the audited financial statements of Horizon Lines Holding Corp.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Company

Unaudited Condensed Consolidated Statements of Operations

($ in thousands)

	Predecessor-A	Horizon Lines Holding Corp.	Predecessor-A	Horizon Lines Holding Corp.
	For the Period March 22, 2004 through June 20, 2004	For the Period March 28, 2005 through June 26, 2005	For the Period December 22, 2003 through June 20, 2004	For the Period December 27, 2004 through June 26, 2005
Operating revenue	$235,855	$270,544	$455,849	$528,106

Operating expenses:
Operating expense	186,450	216,266	368,933	422,469
Selling, general and administrative	19,108	21,121	38,043	44,222
Depreciation and amortization	9,216	12,548	19,785	25,441
Amortization of vessel drydocking	4,069	4,746	8,211	8,544
Miscellaneous expense, net	666	(94)	1,871	1,220

Total operating expenses	219,509	254,587	436,843	501,896

Operating income	16,346	15,957	19,006	26,210

Other expense:
Interest expense	2,255	10,066	4,603	19,745
Interest expense – preferred units of subsidiary	1,206	—	2,387	—
Other expense, net	2	(2)	7	1

Income before income taxes	12,883	5,893	12,009	6,464
Income tax expense	4,902	2,407	4,564	2,625

Net income	$7,981	$3,486	$7,445	$3,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Company

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Predecessor-A	Horizon Lines Holding Corp.
	For the Period December 22, 2003 through June 20, 2004	For the Period December 27, 2004 through June 26, 2005
Cash flows from operating activities:
Net income	$7,445	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,358	15,660
Amortization of other intangible assets	1,427	9,781
Amortization of vessel drydocking	8,211	8,544
Amortization of deferred financing costs	505	1,172
Deferred income taxes	—	(1,127)
Loss (gain) on equipment disposals	61	(114)
Accretion of preferred units of subsidiary	2,387	—
Changes in operating assets and liabilities:
Accounts receivable	(5,929)	(16,980)
Materials and supplies	(1,497)	(1,624)
Other current assets	(1,796)	1,540
Accounts payable	1,982	(4,035)
Accrued liabilities	(13,852)	3,423
Vessel drydocking payments	(9,879)	(9,991)
Other assets/liabilities	3,468	(2,114)

Net cash provided by operating activities	10,891	7,974

Cash flows from investing activities:
Purchases of property and equipment	(17,543)	(2,217)
Proceeds from the sale of property and equipment	1,224	413
Other investing activities	(150)	—

Net cash used in investing activities	(16,469)	(1,804)

Cash flows from financing activities:
Principal payments on long term debt	—	(1,250)
Dividend to parent		(919)
Capital contribution	—	303
Payments on capital lease obligation	(87)	(93)

Net cash used in financing activities	(87)	(1,959)

Net (decrease) increase in cash and cash equivalents	(5,665)	4,211
Cash and cash equivalents at beginning of period	41,811	56,264

Cash and cash equivalents at end of period	$36,146	$60,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Operations

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the interim financial statements. Operating results for the three and six month periods ended June 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

Operations

Horizon Lines Holding Corp. (the “Company”) operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and indirect wholly-owned subsidiary and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and direct wholly-owned subsidiary. HL operates a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico. The Company, during the period from February 27, 2003 through July 6, 2004, is referred to as “Predecessor-A”.

Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries as of December 26, 2004 and June 26, 2005, the related consolidated statement of operations for the periods from March 22, 2004 through June 20, 2004, from March 28, 2005, through June 26, 2005, from December 27, 2004 through June 26, 2005, from December 22, 2003 through June 20, 2004 and the related statement of cash flows for the period from December 22, 2003 through June 20, 2004 and from December 27, 2004 through June 26, 2005. All significant intercompany accounts and transactions have been eliminated.

On July 7, 2004, the Company, H-Lines Subcorp., a wholly owned subsidiary of Horizon Lines, Inc., Predecessor-A, a majority-owned subsidiary of Carlyle-Horizon Partners, L.P., and TC Group, L.L.C., an affiliate of Carlyle-Horizon Partners, L.P., amended and restated a merger agreement dated as of May 22, 2004, between the same parties, and, pursuant to such amended and restated merger agreement, H-Lines Subcorp. merged, on such date, with and into Predecessor-A, with Predecessor-A as the surviving corporation (such merger, the “Merger”). Upon the consummation of the Merger, the issued and outstanding shares of the common stock of Predecessor-A and the outstanding options granted by Predecessor-A to purchase shares of its common stock were converted into the right to receive the applicable portion of the aggregate merger consideration of approximately $650.0 million, whereupon Horizon Lines, Inc. became the holder of all of the outstanding common stock of Predecessor-A. In lieu of receipt of all or a portion of the applicable portion of the aggregate merger consideration, certain members of the management of Horizon Lines, LLC, an indirect subsidiary of Predecessor-A, who were stockholders or option holders of Predecessor-A immediately prior to the Merger elected to receive shares of common stock and preferred stock of Horizon Lines, Inc. or to retain their existing options for shares of the common stock in the Company. Under a certain put/call agreement dated July 7, 2004 (the “Put/Call Agreement”), the shares of common stock issued by the Company upon the exercise of such retained options are subject to exchange, at the option of the Company (or the holders of such shares), with the Company for shares of common stock and preferred stock of Horizon Lines, Inc. Approximately 92.4% of the equity of Predecessor-A was purchased pursuant to the Merger. The Merger was accounted for using the purchase method of accounting; accordingly, the consideration paid was allocated based on the estimated fair market values of the assets acquired and liabilities assumed. The excess of the consideration paid over the

HORIZON LINES HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

estimated fair market value of the net assets acquired, including separately identifiable intangible assets, approximated $306.4 million, and was allocated to goodwill.

The following table sets forth the allocation of the purchase price in connection with the Merger ($ in thousands):

Working capital	$66,377
Property & equipment	188,863
Goodwill	306,433
Customer contracts and trademarks	201,475
Deferred financing costs	18,991
Long term liabilities	(126,184)
Other, net	20,045

Purchase price	$676,000

Prior to the Merger on July 7, 2004 and subsequent to the purchase transaction on February 27, 2003, the consolidated accounts and the condensed and consolidated statements of operations and cash flows represent that of Predecessor-A. All significant intercompany accounts and transactions have been eliminated.

As a result of the Merger on July 7, 2004 and the application of purchase accounting, financial information for the period after July 7, 2004 represents that of the Company, which is presented on a different basis of accounting than that of Predecessor-A.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values beginning with the first annual period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2005 presentation.

HORIZON LINES HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Stock-Based Compensation

Predecessor-A was a party to a stock option plan under which stock options were granted prior to July 7, 2004. All such options vested on or prior to July 7, 2004. Certain of these vested options remain outstanding at June 26, 2005.

As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (FAS 123), Predecessor-A chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and its related interpretations”. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Predecessor-A’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the grant date consistent with provisions of FAS 123, Predecessor-A’s pro forma net income and earnings per share would have been impacted as follows ($ in thousands):

Predecessor-A
For the Period March 22, 2004 through June 20, 2004
Net income as reported	$7,981
Deduct: total stock-based compensation expense determined under the fair value method net of related tax effects	148

Pro forma net income	$7,833

Predecessor-A
For the Period December 22, 2003 through June 20, 2004
Net income as reported	$7,445
Deduct: total stock-based compensation expense determined under the fair value method net of related tax effects	299

Pro forma net income	$7,146

The pro forma results reflect amortization of fair value of stock options over the vesting period. The weighted average fair value of options granted in the first quarter of 2003 was estimated to be $100. There were no options issued prior to February 27, 2003. The fair value of options granted is estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Expected life of option	10 years
Risk-free interest rate	5%
Expected volatility of stock	0%
Expected dividend yield	0%

HORIZON LINES HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Other Comprehensive Income

Other comprehensive income is as follows ($ in thousands):

	Predecessor-A	Horizon Lines Holding Corp.
	For the Period March 22, 2004 through June 20, 2004	For the Period March 28, 2005 through June 26, 2005
Net income	$7,981	$3,486
Change in fair value of interest rate contract	322	—
Change in fair value of fixed price fuel contract	—	(70)

Comprehensive income	$8,303	$3,416

	Predecessor-A	Horizon Lines Holding Corp.
	For the Period December 22, 2003 through June 20, 2004	For the Period December 27, 2004 through June 26, 2005
Net income	$7,445	$3,839
Change in fair value of interest rate contract	286	—
Change in fair value of fixed price fuel contract	—	(129)

Comprehensive income	$7,731	$3,710

4. Property and Equipment

Property and equipment consist of the following ($ in thousands):

	December 26, 2004	June 26, 2005
Vessels	$106,686	$107,598
Containers	25,366	24,993
Chassis	13,443	13,521
Cranes	13,284	13,661
Machinery and equipment	11,569	12,803
Facilities and land improvement	4,250	4,311
Software	29,099	29,533
Other	1,613	1,121

Total property and equipment	205,310	207,541
Accumulated depreciation	(15,187)	(30,522)

Property and equipment, net	$190,123	$177,019

HORIZON LINES HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	December 26, 2004	June 26, 2005
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	20,077	20,277

Total intangibles with definite lives	221,552	221,752
Less: accumulated amortization	(10,676)	(21,874)

Net intangibles with definite lives	210,876	199,878
Goodwill	306,680	306,680

Intangible assets, net	$517,556	$506,558

6. Commitments and Contingencies

Environmental Contingency

During 2001, the Alaska State Department of Environmental Conservation (the “Department”) notified a predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company and the Company has maintained this reserve balance through June 26, 2005 as no further action has been taken by the Department. Current exposure is estimated to range from $0.9 million to $1.0 million. The period over which the estimated accrual will be paid out cannot be estimated at this time.

Legal Proceedings

There are two actions currently pending before the Surface Transportation Board (the “STB”) involving Horizon Lines, LLC. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against Horizon Lines, LLC and Matson Navigation Co., seeks a ruling from the STB that Horizon Lines, LLC’s Guam shipping rates during 1996-1998 were unreasonable under the ICC Termination Act of 1995 (the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB has asked the parties to brief the threshold issue of what methodology should be applied in determining rate reasonableness under the ICCTA. This issue was fully briefed in June 2002, and the parties are awaiting a ruling. An adverse ruling could result in significant damages and could affect Horizon Lines, LLC’s current and future rate structure for its Guam shipping. An adverse decision could also affect the rates that Horizon Lines, LLC would be permitted to charge on its other routes. The likelihood of an unfavorable outcome is reasonably possible. However, a range of potential damages cannot be determined at this stage in the action against Horizon Lines, LLC.

On June 8, 2005, upon the motion of Horizon Lines, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam has responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. Horizon Lines has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. No assurance can be given that the final decision with respect to this matter will be favorable to us.

The second action currently pending before the STB involving Horizon Lines, LLC, brought by DHX, Inc. in 1999 against Horizon Lines, LLC and Matson Navigation Co., challenges the reasonableness of certain rates and practices of Horizon Lines, LLC and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect Horizon Lines, LLC’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that Horizon Lines would be permitted to charge on its other routes.

HORIZON LINES HOLDING CORP.

On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that Horizon Lines, LLC met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which was repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. No assurance can be given that the final decision with respect to this matter will be favorable to us.

Standby Letters of Credit

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 26, 2005, amounts outstanding on these letters of credit totaled $6.7 million.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. In this quarterly report, unless the context otherwise requires references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis. This quarterly report contains forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this quarterly report generally. Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include: our substantial debt; restrictive covenants under our debt; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; rising fuel prices; labor interruptions or strikes; job-related claims; liability under multiemployer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; increased inspection procedures and tight import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the Jones Act; escalation of insurance costs; catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our controlling stockholder; and legal or other proceedings to which we are or may become subject.

All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur.

HORIZON LINES HOLDING CORP.

Executive Overview

	Quarter Ended June 20, 2004	Quarter Ended June 26, 2005	Six Months Ended June 20, 2004	Six Months Ended June 26, 2005
	($ in Millions)
Operating revenue	$235.9	$270.5	$455.9	$528.1
Operating expense	219.5	254.6	436.8	501.9

Operating income	$16.4	$16.0	$19.0	$26.2

Operating ratio	93.1%	94.1%	95.8%	95.0%
Revenue containers (units)	76,288	78,606	147,202	153,024

Operating revenue increased by $34.7 million or 14.7% from the quarter ended June 20, 2004 to the quarter ended June 26, 2005. This revenue growth is primarily attributable to an increase in revenue containers shipped, increased bunker fuel surcharges, other rate improvements resulting from increases in other surcharges, favorable changes in cargo mix and general rate increases and revenue increases from non-transportation and other revenue services.

Operating expense increased by $35.1 million or 16.0% from the quarter ended June 20, 2004 to the quarter ended June 26, 2005, primarily as a result of higher costs associated with the growth in total revenue container volume and increases in non-transportation and other revenue services. Other factors contributing to the increase in operating expense included higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, higher deprecation and amortization due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation of the acquisition transaction on July 7, 2004, in addition to higher selling, general, and administrative costs.

Operating income decreased by $0.4 million or 2.4% from the quarter ended June 20, 2004 to the quarter ended June 26, 2005. This decrease in operating income is primarily due to the increased operating expenses during the quarter ended June 26, 2005 specifically driven by the growth in total revenue containers shipped, higher fuel costs, and additional amortization of intangible assets. These increased operating expenses are partially offset by increased operating revenue during the same period.

Operating revenue increased by $72.3 million or 14.5% from the six months ended June 20, 2004 to the six months ended June 26, 2005. This revenue growth is primarily attributable to an increase in revenue containers shipped, increased bunker fuel surcharges, other rate improvements resulting from increases in other surcharges, favorable changes in cargo mix and general rate increases and revenue increases from non-transportation and other revenue services.

Operating expense increased by $65.1 million or 14.9% from the six months ended June 20, 2004 to the six months ended June 26, 2005, primarily as a result of higher costs associated with the growth in total revenue container volume and increases in non-transportation and other revenue services. Other factors contributing to the increase in operating expense include higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, higher depreciation and amortization due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation of the acquisition transaction on July 7, 2004, in addition to higher selling, general, and administrative costs.

Operating income increased by $7.2 million or 37.9% from the six months ended June 20, 2004 to the six months ended June 26, 2005. This improvement in operating income is primarily due to the substantial increase in operating revenue during the six months ended June 26, 2005 partially offset by expenses associated with the growth in total revenue containers shipped, higher fuel costs, and additional depreciation and amortization during the same period.

HORIZON LINES HOLDING CORP.

General

We are the nation’s leading Jones Act container shipping and logistics company, accounting for approximately 37% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the coastwise laws of the United States, also known as the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominately U.S. crews and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 22,200 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan.

History and Transactions

Our long operating history dates back to 1956, when Sea-Land Service, Inc. pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the West Coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In 2000, we introduced HITS, our industry-leading ocean shipping and logistics information technology system enabling us to capture all critical aspects of every shipment and allowing our customers to book, track and trace shipments on a real-time basis. Today, as the only Jones Act vessel operator serving each of the Alaska, Puerto Rico, and Hawaii and Guam markets, we are uniquely positioned to serve our customers that require shipping and logistics services in multiple markets.

On February 27, 2003, the Company (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation (referred to herein as CSX), which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (referred to herein as the Predecessor Company), and 100% of CSX Lines of Puerto Rico, Inc. (referred to herein as the Predecessor Puerto Rico Entity), which together constitute our business today. This transaction is referred to in this quarterly report as the February 27, 2003 purchase transaction. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc.

On July 7, 2004, H-Lines Subcorp., a wholly-owned subsidiary of Horizon Lines, Inc., merged with and into the Company, with the latter entity as the survivor of such merger. As a result, the Company became a wholly-owned subsidiary of Horizon Lines, Inc. The foregoing merger and related financing and other transactions are referred to in this quarterly report as the “acquisition transaction.” On July 7, 2004, as part of the acquisition transaction, the Company and HL issued $250.0 million aggregate principal amount of 9% senior notes due 2012 (“senior notes”).

On December 6, 2004, Horizon Lines, Inc. formed H-Lines Finance Holding Corp. as a wholly-owned direct subsidiary, and contributed all of its shares of the capital stock of the Company to H-Lines Finance Holding Corp. As a result, the Company became a direct wholly-owned subsidiary of H-Lines Finance Holding Corp. and an indirect wholly-owned subsidiary of Horizon Lines, Inc.

Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries as of December 26, 2004 and June 26, 2005, and the related consolidated statement of operations for the periods from March 22, 2004 through June 20, 2004, from March 28, 2005 through June 26, 2005, December 27, 2004 through June 26, 2005, from December 22, 2003 through June 20, 2004 and the related statement of cash flows for the period from December 22, 2003 through June 20, 2004 and from December 27, 2004 through June 26, 2005. All significant intercompany accounts and transactions have been eliminated.

HORIZON LINES HOLDING CORP.

The financial statements for periods subsequent to February 26, 2003 but prior to July 7, 2004 have been prepared using the Company’s basis in the assets and liabilities acquired in the February 27, 2003 purchase transaction, determined by applying the purchase method of accounting to such transaction, and the assets and liabilities so acquired were valued on the Company’s books at the Company’s assessment of their fair market value. The financial statements for periods subsequent to July 6, 2004 have been prepared using the basis of the Company in the assets and liabilities deemed acquired by Horizon Lines, Inc. in the acquisition transaction, determined by applying the purchase method of accounting to such transactions, and the assets and liabilities so acquired were valued on the Company’s books at the Company’s assessment of their fair market value. The consolidated financial information included in this quarterly report may not necessarily reflect the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future.

Fiscal Year

We have a 52 or 53-week (every seventh year) fiscal year that ends on the Sunday before the last Friday in December.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon our critical accounting policies applied on a consistent basis from year to year, actual results could differ from these estimates.

Revenue Recognition

We account for transportation revenue based upon method two under Emerging Issues Task Force No. 91-9 “Revenue and Expense Recognition for Freight Services in Process.” Under this method we record transportation revenue for the cargo when shipped and an expense accrual for the corresponding costs to complete delivery when the cargo first sails from its point of origin. We believe that this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred.

Terminal and other service revenue and related costs of sales are recognized as services are performed.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based upon a number of factors, including historical uncollectible amounts, ongoing credit evaluations of customers, customer markets and overall economic conditions. Historical trends are continually reviewed with adjustments made to the allowance for doubtful accounts as appropriate. If the financial condition of our customers were to deteriorate resulting in a perceived impairment of their ability to make payments, specific allowances might be taken.

Casualty Claims

We purchase insurance coverage for a portion of our exposure related to employee injuries (workers’ compensation and compensation under the Longshore and Harbor Workers’ Compensation Act), vehicular and vessel collision, accidents and personal injury and cargo claims. Most insurance arrangements include a level of self-insurance (self-retention or deductible) applicable to each claim or vessel voyage, but provide an umbrella policy to limit our exposure to catastrophic claim costs. The amounts of self-insurance coverage change from time to time. Our current insurance coverage specifies that the self-insured limit on claims ranges from $2,500 to

HORIZON LINES HOLDING CORP.

$1,000,000. Our safety and claims personnel work directly with representatives from our insurance companies to continually update the anticipated residual exposure for each claim. In establishing accruals and reserves for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

Goodwill, Purchase Costs and Other Identifiable Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets”, previously recorded goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual undiscounted cash flow impairment tests. If there is an apparent impairment, a new fair value of the reporting unit would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.

Customer contracts and trademarks were valued on July 7, 2004, as part of the acquisition transaction, by an independent third-party valuation company using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of nine to fifteen years. We evaluate these assets annually for potential impairment in accordance with SFAS No. 142.

Shipping Rates

We publish tariffs with fixed rates for all three of our Jones Act trade routes. These rates are subject to regulation by the Surface Transportation Board, referred to as the STB in this quarterly report. However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB.

Vessel Drydocking

Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as drydocking, to maintain the required operating certificates. These drydockings generally occur every two and a half years, or twice every five years. Because drydockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydockings are customarily deferred and amortized until the next regularly scheduled drydocking period.

We also take advantage of these vessel drydockings to perform normal repair and maintenance procedures on our vessels. These routine vessel maintenance and repair procedures are expensed as incurred. In addition, we will occasionally, during a vessel drydocking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Deferred Tax Assets

Deferred tax items represent expenses and benefits recognized for financial reporting purposes that may result in tax benefits and deductions, respectively, in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely.

HORIZON LINES HOLDING CORP.

Union Plans

We contribute to multiemployer health, welfare and pension plans for employees covered by collective bargaining agreements. The amounts of these contributions, absent a termination, withdrawal or determination by the Internal Revenue Service, are determined in accordance with these agreements. Our health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the applicable period and recognize as a liability any contributions due and unpaid.

We have a noncontributory pension plan that covered 20 union employees as of June 26, 2005. Costs of the plan are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. We expense amounts as paid in accordance with the applicable union agreements. Amounts recorded for the pension plan covering the 20 union employees reflect estimates related to future interest rates, investment returns and employee turnover. We review all assumptions and estimates on an ongoing basis. We record an additional minimum pension liability adjustment, when necessary, for the amount of underfunded accumulated pension obligations in excess of accrued pension costs.

Property And Equipment

We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 25 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

We evaluate each of our long-lived assets for impairment using undiscounted future cash flows relating to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

HORIZON LINES HOLDING CORP.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii and Guam. We charge our customers on a per load basis and price our services based on the length of inland and ocean cargo transportation hauls, type of cargo and other requirements, such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice. At times, there is a timing disparity between fuel surcharges and fuel costs that may result in insufficient surcharges during sharp fuel price hikes and excess surcharges when fuel prices level off or decline.

Over 90% of our revenues are generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from vessel loading and unloading services that we provide for vessel operators at our terminals and agency services that we provide for third-party shippers lacking administrative presences in our markets.

As used in this quarterly report, the term “revenue containers” connotes containers that are transported for a charge, as opposed to empty containers.

Operating Expenses Overview

Our operating expenses consist primarily of marine operating costs, inland transportation costs, vessel operating costs, land costs, fuel costs, and rolling stock rent. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our vessel operating costs consist primarily of crew payroll and benefits, vessel maintenance, space charter costs, vessel insurance and vessel rent. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. We view our fuel costs as substantially fixed with respect to unit consumption but subject to potential fluctuation as a result of changes in unit prices in the fuel market. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

HORIZON LINES HOLDING CORP.

Quarter Ended June 26, 2005 Compared with Quarter Ended June 20, 2004

	Quarter Ended June 20, 2004	Quarter Ended June 26, 2005	% Change
	($ in millions)
Operating revenue	$235.9	$270.5	14.7%
Operating expense:
Vessel	58.5	77.2	32.0%
Marine	45.9	48.9	6.4%
Inland	40.1	46.2	15.2%
Land	31.4	33.3	6.2%
Rolling stock rent	10.6	10.7	1.0%

Operating expense	186.5	216.3	16.0%
Selling, general and administrative	19.1	21.1	10.5%
Depreciation and amortization	9.2	12.6	36.2%
Amortization of vessel drydocking	4.1	4.8	16.6%
Miscellaneous expense, net	0.7	(0.1)	(114.1%)

Total operating expenses	219.5	254.6	16.0%

Operating income	$16.4	$16.0	(2.4%)

Operating ratio	93.1%	94.1%	1.0%
Revenue containers (units)	76,288	78,606	3.0%

Operating Revenue. Operating revenue increased to $270.5 million for the quarter ended June 26, 2005 compared to $235.9 million for the quarter ended June 20, 2004, an increase of $34.7 million, or 14.7%. This revenue increase can be attributed to the following factors ($ in millions):

Revenue container volume growth	$6.6
Intermodal surcharges, more favorable cargo mix, and general rate increases	12.1
Bunker fuel surcharges included in rates to offset rising fuel cost	6.4
New management contract awarded in the fourth quarter of our fiscal year ended December 26, 2004 to manage seven oceanographic vessels for the U.S. Government	5.8
Growth in other non-transportation services	3.8

$34.7

The increased revenue due to revenue container volume growth for the quarter ended June 26, 2005 compared to the quarter ended June 20, 2004 reflects stronger market demand for transportation services. Bunker fuel surcharges, which are included in our transportation revenue, accounted for approximately 7% of total revenue in the quarter ended June 26, 2005 and approximately 5% of total revenue in the quarter ended June 20, 2004. Bunker fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge.

Operating Expense. Operating expense increased to $216.3 million for the quarter ended June 26, 2005 compared to $186.5 million for the quarter ended June 20, 2004, an increase of $29.8 million or 16.0%. The increase in operating expense primarily reflects the increase in total revenue container volume and the effect of rising fuel prices, as well as the additional incurred costs associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $77.2 million for the quarter ended June 26, 2005 from $58.5 million for the quarter ended June 20, 2004, an

HORIZON LINES HOLDING CORP.

increase of $18.7 million or 32.0%. Approximately $5.3 million of this increase in vessel expense is attributable to additional costs related to a contract to manage seven oceanographic vessels which was awarded to us in the fourth quarter of the twelve month period ended December 26, 2004. Approximately $10.0 million of the remaining increase in vessel expenses is attributable to additional bunker fuel expenses. Vessel fuel cost quarter over quarter increased by 49.8% driven by a significant rise in fuel prices for the quarter ended June 26, 2005 compared to the quarter ended June 20, 2004. The remaining increase in vessel expenses is primarily attributable to higher labor costs as a result of contractual labor increases and additional overtime hours.

Marine expense increased to $48.9 million for the quarter ended June 26, 2005 from $45.9 million for the quarter ended June 20, 2004, an increase of $3.0 million or 6.4%. This increase in marine expenses can be attributed to a 3.0% increase in total revenue container volume quarter over quarter in addition to contractual labor increases.

Inland cost increased to $46.2 million for the quarter ended June 26, 2005 from $40.1 million for the quarter ended June 20, 2004, an increase of $6.1 million or 15.2%, as a result of increased total revenue container volume quarter over quarter as well as higher fuel costs, as rail and truck carriers have substantially increased their fuel surcharges quarter over quarter. Other factors contributing to the increase in inland expense quarter over quarter were increases in linehaul truck and rail moves and increases in rail rates.

Land expense increased to $33.3 million for the quarter ended June 26, 2005 from $31.4 million for the quarter ended June 20, 2004, an increase of $1.9 million or 6.2%. The primary drivers of this quarter over quarter increase in land expense include a 3.0% increase in total revenue container volumes, increased maintenance expenses resulting from increased refrigerated containers being moved, and contractual labor increases.

The purchase of one vessel in our fleet that was previously operated by us under an operating lease, namely the Horizon Trader in October 2004, led to a decrease in vessel lease expense of $0.7 million for the quarter ended June 26, 2005 compared to the quarter ended June 20, 2004. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization.

	Quarter Ended June 20, 2004	Quarter Ended June 26, 2005	% Change
	($ in millions)
Depreciation and amortization:
Depreciation—owned vessels	$1.8	$2.1	15.6%
Depreciation and amortization – other	6.7	5.5	(17.0)%
Amortization of intangible assets	0.7	4.9	585.8%

Total depreciation and amortization	$9.2	$12.6	36.2%

Amortization of vessel drydocking	$4.1	$4.8	16.6%

Depreciation and Amortization. Depreciation and amortization costs increased to $12.6 million for the quarter ended June 26, 2005 from $9.2 million for the quarter ended June 20, 2004, an increase of $3.3 million or 36.2%. The increase in depreciation and amortization is primarily due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation of the acquisition transaction on July 7, 2004. Amortization costs related to customer contracts and trademarks increased by $4.2 million from the quarter ended June 20, 2004 to the quarter ended June 26, 2005. The depreciation of other assets decreased by $1.2 million during this same period primarily as a result of higher depreciation of leasehold improvements on leased

HORIZON LINES HOLDING CORP.

vessels in the quarter ended June 20, 2004. This decrease in depreciation of other assets is partially offset by an increase in depreciation of owned vessels of $0.3 million from the quarter ended June 20, 2004 to the quarter ended June 26, 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking increased to $4.8 million for the quarter ended June 26, 2005 from $4.1 million for the quarter ended June 20, 2004, an increase of $0.7 million or 16.6%. This increase is attributed to higher costs incurred on various recent vessel drydockings.

Selling, General and Administrative. Selling, general and administrative costs increased to $21.1 million for the quarter ended June 26, 2005 compared to $19.1 million for the quarter ended June 20, 2004, an increase of $2.0 million or 10.5%. Approximately $0.7 million of the quarter to quarter increase is a result of increased expenses related to the timing of an accrual for a bonus plan which covers all of our non-union employees. The remaining $1.3 million increase in selling, general and administrative costs primarily result from increased costs related to preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, management fees paid to Castle Harlan, Inc. and general inflationary costs increases.

Miscellaneous Expense (Income), Net. Miscellaneous expense (income) decreased to $(0.1) million for the quarter ended June 26, 2005 compared to $0.7 million for the quarter ended June 20, 2004, a decrease of $0.8 million or 114.1%. This reduction is primarily a result of lower bad debt expense recorded for the quarter ended June 26, 2005.

Interest Expense, Net. Interest expense increased to $10.1 million for the quarter ended June 26, 2005 compared to $2.3 million for the quarter ended June 20, 2004, an increase of $7.8 million or 346.4%. This increase is due to significantly higher levels of debt outstanding during the quarter ended June 26, 2005, as a result of the acquisition transaction on July 7, 2004.

Interest Expense – Preferred Units of Subsidiary. Interest expense—preferred units of subsidiary decreased to $0.0 million for the quarter ended June 26, 2005 compared to $1.2 million for the quarter ended June 20, 2004, a decrease of $1.2 million or 100%. The preferred units were issued in conjunction with the closing of the February 27, 2003 purchase transaction and began accreting interest at 10%. The holders of the preferred units were redeemed in conjunction with the closing of the acquisition transaction on July 7, 2004.

HORIZON LINES HOLDING CORP.

Six Months Ended June 26, 2005 Compared with Six Months Ended June 20, 2004

	Six Months Ended June 20, 2004	Six Months Ended June 26, 2005	% Change
	($ in millions)
Operating revenue	$455.8	$528.1	15.9%
Operating expense:
Vessel	118.5	144.4	21.9%
Marine	90.3	97.3	7.7%
Inland	77.6	90.4	16.5%
Land	61.7	68.9	11.7%
Rolling stock rent	20.8	21.4	2.9%

Operating expense	368.9	422.5	14.5%
Selling, general and administrative	38.0	44.2	16.2%
Depreciation and amortization	19.8	25.4	28.6%
Amortization of vessel drydocking	8.2	8.5	4.0%
Miscellaneous expense, net	1.9	1.2	(34.8%)

Total operating expenses	436.8	501.9	14.9%

Operating income	$19.0	$26.2	37.9%

Operating ratio	95.8%	95.0%	(0.8%)
Revenue containers (units)	147,202	153,024	4.0%

Operating Revenue. Operating revenue increased to $528.1 million for the six months ended June 26, 2005 compared to $455.8 million for the six months ended June 20, 2004, an increase of $72.3 million, or 15.9%. This revenue increase can be attributed to the following factors ($ in millions):

Revenue container volume growth	$16.5
Intermodal surcharges, more favorable cargo mix, and general rate increases	23.9
Bunker fuel surcharges included in rates to offset rising fuel cost	11.6
New management contract awarded in the fourth quarter of our fiscal year ended December 26, 2004 to manage seven oceanographic vessels for the U.S. Government	11.2
Growth in other non-transportation services	9.1

$72.3

The increased revenue due to revenue container volume growth for the six months ended June 26, 2005 compared to the six months ended June 20, 2004 reflects stronger market demand for transportation services. Bunker fuel surcharges, which are included in our transportation revenue, accounted for approximately 7% of total revenue in the six months ended June 26, 2005 and approximately 5% of total revenue in the six months ended June 20, 2004. Bunker fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge.

Operating Expense. Operating expense increased to $422.5 million for the six months ended June 26, 2005 compared to $368.9 million for the six months ended June 20, 2004, an increase of $53.6 million or 14.5%. The increase in operating expense primarily reflects the increase in total revenue container volume and the effect of rising fuel prices, as well as the additional incurred costs associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $144.4 million for the six months ended June 26, 2005 from $118.5 million for the six months ended June 20,

HORIZON LINES HOLDING CORP.

2004, an increase of $25.9 million or 21.9%. Approximately $10.2 million of this increase in vessel expense is attributable to additional costs related to a contract to manage seven oceanographic vessels which was awarded to us in the fourth quarter of the twelve month period ended December 26, 2004. Approximately $12.1 million of the remaining increase in vessel expenses is attributable to additional bunker fuel expenses. Vessel fuel cost period over period increased by 30.1% driven by a significant rise in fuel prices for the six months ended June 26, 2005 compared to the six months ended June 20, 2004. The remaining increase in vessel expenses is primarily attributable to higher labor costs as a result of contractual labor increases and additional overtime hours.

Marine expense increased to $97.3 million for the six months ended June 26, 2005 from $90.3 million for the six months ended June 20, 2004, an increase of $7.0 million or 7.7%. This increase in marine expenses can be attributed to a 4.0% increase in total revenue container volume period over period in addition to contractual labor increases.

Inland cost increased to $90.4 million for the six months ended June 26, 2005 from $77.6 million for the six months ended June 20, 2004, an increase of $12.8 million or 16.5%, as a result of increased total revenue container volume period over period as well as higher fuel costs, as rail and truck carriers have substantially increased their fuel surcharges period over period. Other factors contributing to the increase in inland expense period over period were increases in the average length of haul for linehaul truck moves and increases in rail rates.

Land expense increased to $68.9 million for the six months ended June 26, 2005 from $61.7 million for the six months ended June 20, 2004, an increase of $7.2 million or 11.7%. In tandem with the 4.0% increase in total revenue container volume, period over period, the significant determinants of land expense increased from the six months ended June 20, 2004 to the six months ended June 26, 2005, as follows:

	Six Months Ended June 20, 2004	Six Months Ended June 26, 2005	% Change
Container lifts	526,609	540,274	2.6%
Container grounding moves	355,184	462,673	30.3%
Terminal labor hours	246,779	249,901	1.3%

HORIZON LINES HOLDING CORP.

The purchase of two vessels in our fleet that were previously operated by us under operating leases, namely the Horizon Navigator in April 2004 and the Horizon Trader in October 2004, led to a decrease in vessel lease expense of $1.9 million for the six months ended June 26, 2005 compared to the six months ended June 20, 2004. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization.

	Six Months Ended June 20, 2004	Six Months Ended June 26, 2005	% Change
	($ in millions)
Depreciation and amortization:
Depreciation – owned vessels	$3.4	$4.4	28.6%
Depreciation and amortization – other	14.9	11.3	(24.6%)
Amortization of intangible assets	1.4	9.8	585.4%

Total depreciation and amortization	$19.8	$25.4	28.6%

Amortization of vessel drydocking	$8.2	$8.5	4.0%

Depreciation and Amortization. Depreciation and amortization costs increased to $25.4 million for the six months ended June 26, 2005 from $19.8 million for the six months ended June 20, 2004, an increase of $5.6 million or 28.6%. The increase in depreciation and amortization is primarily due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation of the acquisition transaction on July 7, 2004. Amortization costs related to customer contracts and trademarks increased by $8.4 million from the six months ended June 20, 2004 to the six months ended June 26, 2005. The depreciation of other assets decreased by $3.6 million during this same period as a result of higher depreciation of leasehold improvements on leased vessels in the six months ended June 20, 2004. Three vessels under operating lease, the Horizon Fairbanks, Horizon Trader, and Horizon Navigator, were purchased during 2004. This change has primarily contributed to the lower depreciation of leasehold improvements and higher depreciation of owned vessels in the six months ended June 26, 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking increased to $8.5 million for the six months ended June 26, 2005 from $8.2 million for the six months ended June 20, 2004, an increase of $0.3 million or 4.0%. This increase is attributed to higher costs incurred on various recent vessel drydockings.

Selling, General and Administrative. Selling, general and administrative costs increased to $44.2 million for the six months ended June 26, 2005 compared to $38.0 million for the six months ended June 20, 2004, an increase of $6.2 million or 16.2%. Approximately $3.3 million of the period to period increase is a result of increased expenses related to the timing of an accrual for a bonus plan which covers all of our non-union employees. The remaining $2.9 million increase in selling, general and administrative costs primarily result from increased costs related to preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, management fees paid to the Castle Harlan Group and general inflationary costs increases.

Miscellaneous Expense (Income), Net. Miscellaneous expense decreased to $1.2 million for the six months ended June 26, 2005 compared to $1.9 million for the six months ended June 20, 2004, a decrease of $0.7 million or 34.8%. Miscellaneous expense primarily consists of bad debt expense.

Interest Expense, Net. Interest expense increased to $19.8 million for the six months ended June 26, 2005 compared to $4.6 million for the six months ended June 20, 2004, an increase of $15.1 million or 329.0%. This increase is due to significantly higher levels of debt outstanding during the six months ended June 26, 2005, as a result of the acquisition transaction on July 7, 2004.

HORIZON LINES HOLDING CORP.

Interest Expense – Preferred Units of Subsidiary. Interest expense—preferred units of subsidiary decreased to $0.0 million for the six months ended June 26, 2005 compared to $2.4 million for the six months ended June 20, 2004, a decrease of $2.4 million or 100%. The preferred units were issued in conjunction with the closing of the February 27, 2003 purchase transaction and began accreting interest at 10%. The holders of the preferred units were redeemed in conjunction with the closing of the acquisition transaction on July 7, 2004.

Income Tax Expense. Income tax expense for the six months ended June 26, 2005 totaled $2.6 million compared to $4.6 million for the six months ended June 20, 2004, which represent effective annual tax rates of 40.6% and 38.0%, respectively. The difference between the federal statutory rate and the effective annual tax rate is primarily due to state income taxes and permanent differences. The increase in the effective rate from June 20, 2004 to July 26, 2005 is due to an increase in permanent differences.

Uncertainty Related to Renewal of Our Arrangements with Maersk

Our commercial agreements with Maersk, an international shipping company, encompass terminal services, equipment sharing, cargo space charters, sales agency services, and trucking services. These agreements generally are scheduled to expire at the end of 2007. If we fail to renew these agreements or to enter into substitute agreements with third parties, or if we enter into substitute agreements with third parties on terms and conditions significantly less favorable to us than those of our existing agreements with Maersk, we may have to make changes to our operations, which may cause disruptions to our business, which could be significant, and may result in reduced revenue and in additional costs and expenses.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, and (v) principal and interest payments on our existing indebtedness. Cash and cash equivalents totaled $60.5 million at June 26, 2005. As of June 26, 2005, $18.3 million was undrawn under the existing $25.0 million revolving credit facility, after taking into account $6.7 million utilized for outstanding letters of credit.

HORIZON LINES HOLDING CORP.

Operating Activities

	Six Months Ended June 20, 2004	Six Months Ended June 26, 2005
Cash flows provided by operating activities
Net income	$7,445	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,358	15,660
Amortization of other intangible assets	1,427	9,781
Amortization of vessel drydocking	8,211	8,544
Amortization of deferred financing costs	505	1,172
Deferred income taxes	—	(1,127)
Accretion of preferred units of subsidiary	2,387	—

Subtotal	30,888	34,030

Earnings adjusted for non-cash charges	38,333	37,869

Changes in operating assets and liabilities:
Accounts receivable	(5,929)	(16,980)
Materials and supplies	(1,497)	(1,624)
Other current assets	(1,796)	1,540
Accounts payable	1,982	(4,035)
Accrued liabilities	(13,852)	3,423
Other assets / liabilities	3,468	(2,114)

Subtotal	(17,624)	(19,790)

Loss (gain) on equipment disposals	61	(114)
Vessel drydocking payments	(9,879)	(9,991)

Net cash provided by operating activities	$10,891	$7,974

Operating Activities

Net cash provided by operating activities decreased by $2.9 million to $8.0 million for the six months ended June 26, 2005 compared to $10.9 million of net cash provided by operating activities for the six months ended June 20, 2004. This decrease is primarily driven by improved profitability before non-cash charges which is more than offset by a negative net change in working capital. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion and other non-cash operating activities resulted in cash flow generation of $37.9 million for the six months ended June 26, 2005 compared to $38.3 million for the six months ended June 20, 2004, accounting for a decrease of $0.5 million in cash flows from operating activities. Changes in working capital resulted in a use of cash of $19.8 million for the six months ended June 26, 2005 compared to a use of cash of $17.6 million for the six months ended June 20, 2004. The first six months of each fiscal year typically has a higher use of working capital compared to the second six months of the fiscal year as a majority of our annual vessel lease payments and our annual management bonuses are made in January. Additionally, our accounts receivable have grown by $17.0 million for the six months ended June 26, 2005 primarily as a result of revenue growth.

Investing Activities

Net cash used in investing activities decreased by $14.7 million to $1.8 million for the six months ended June 26, 2005 compared to $16.5 million for the six months ended June 20, 2004. This decrease is primarily attributable to the purchase of the Horizon Fairbanks and Horizon Navigator for $11.9 million and investments in various terminal assets during the six months ended June 20, 2004.

HORIZON LINES HOLDING CORP.

Financing Activities

Net cash used for financing activities during the six months ended June 26, 2005 was $2.0 million compared to $0.1 million for the six months ended June 20, 2004. The net cash used for financing activities during the six months ended June 26, 2005 primarily includes $1.3 million of principal payments on long-term debt.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment, for the next 12 months are expected to total approximately $15.0 million. In addition, expenditures for vessel drydocking payments are estimated at $20.0 million.

As required by the agreements entered into with respect to the acquisition transaction, on October 5, 2004, Horizon Lines Holding made a post-closing reimbursement payment to Carlyle-Horizon Partners, L.P. and other pre-acquisition equity holders totaling $6.1 million. Horizon Lines Holding disbursed $7.7 million in cash on October 15, 2004 to purchase a vessel, the Horizon Trader, that was under an operating lease agreement.

Five of our vessels are leased, or chartered. The charter periods for two of our vessels, the Horizon Pacific and Horizon Enterprise, are due to expire in July, 2007. The charter periods for three of our vessels, the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, are due to expire in January 2015. The charters for these vessels permit us, to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter, that is determined through a pre-agreed appraisal procedure. During 2003 and 2004, we purchased four vessels, Horizon Fairbanks, Horizon Hawaii, Horizon Navigator and Horizon Trader, at the expiration of their charter periods, utilizing similar fair market value purchase option arrangements. The purchase prices of the four vessels ranged from $3.8 million to $8.2 million per vessel. The fair market values of the vessels currently under charter at the expiration of their charters cannot be predicted with any certainty.

HORIZON LINES HOLDING CORP.

Contractual Obligations

Contractual obligations as of June 26, 2005(1) are as follows ($ in thousands):

	Total Obligations	2005	2006	2007	2008	2009	After 2009
Principal obligations:
Senior credit facility	$248,125	$1,250	$2,500	$2,500	$2,500	$2,500	$236,875
9% senior notes	250,000	—	—	—	—	—	250,000
Operating leases	328,324	22,679	39,814	58,421	30,019	29,856	147,535
Capital lease obligations	644	97	193	193	161	—	—

Subtotal	827,093	24,026	42,507	61,114	32,680	32,356	634,410

Interest obligations:
Senior credit facility	87,646	7,601	15,619	15,641	15,624	15,604	17,557
9% senior notes	168,750	11,250	22,500	22,500	22,500	22,500	67,500

Subtotal	256,396	18,851	38,119	38,141	38,124	38,104	85,057

Total principal and interest	$1,083,489	$42,877	$80,626	$99,255	$70,804	$70,460	$719,467

Other commercial commitments:
Standby letters of credit	$6,745	$—	$—	$—	$—	$—	$6,745
Surety bonds	5,881	—	—	—	—	—	5,881

	$12,626	$—	$—	$—	$—	$—	$12,626

(1)	Included in Contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of June 26, 2005, upon the London Inter-Bank Offering Rate (LIBOR) + 2.50%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012.

Long-Term Debt

To finance the acquisition transaction, we incurred substantial debt, including under the senior credit facility and through the issuance of the 9% senior notes in the original principal amount of $250.0 million, with interest payments on this indebtedness substantially increasing our liquidity requirements.

On July 7, 2004, Horizon Lines Holding and Horizon Lines entered into a senior credit facility, which was amended and restated as of April 7, 2005. The credit facility is comprised of a $248.1 million term loan facility due in 2011 and a $25.0 million revolving credit facility due in 2009, which, upon the consummation of the initial public offering of Horizon Lines, Inc. and the redemption, using the proceeds therefrom, of at least $40.0 million of the aggregate principal amount of the 9% senior notes, will increase to a $50.0 million revolving credit facility. We expect that the subsidiaries of the issuer that are the borrowers under the senior credit facility will be permitted to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied.

Borrowings under the senior credit facility bear interest at the LIBOR or the base rate (as determined by the borrowers), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. In addition, one percent of the term loan facility will amortize during each of the first six years after the closing date of the senior credit facility in equal consecutive quarterly installments. The remaining portion of the term loan facility will amortize during the seventh year of the term loan facility in equal consecutive quarterly installments. Upon

HORIZON LINES HOLDING CORP.

the consummation of the initial public offering of Horizon Lines, Inc. and the redemption specified above, the margin applicable to the term loan portion of the senior credit facility will decrease from 1.50% to 1.25% for base rate loans and from 2.50% to 2.25% for LIBOR loans.

The senior credit facility requires the subsidiaries of the issuer that are the borrowers thereunder to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains certain restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate.

On July 7, 2004, Horizon Lines Holding and Horizon Lines sold $250.0 million of 9% senior notes, the proceeds of which, along with borrowings under the senior credit facility and proceeds from the cash equity investment in Horizon Lines Holding, were used to fund the acquisition transaction. In order to give the holders of the 9% senior notes the opportunity in the future to exchange the 9% senior notes for identical notes that have been registered under the Securities Act (the “new 9% senior notes”), Horizon Lines Holding and Horizon Lines have agreed to file a registration statement for the new 9% senior notes within 270 days after the issue date of the 9% senior notes, cause the registration statement for the new 9% senior notes to become effective within 360 days of the issue date of the 9% senior notes, and consummate the exchange offer within 390 days after the issue date of the 9% senior notes. If Horizon Lines Holding and Horizon Lines fail to meet these targets (a “9% senior notes default”), the annual interest rate on the 9% senior notes will increase by 0.25% during the first 90-day period during which the 9% senior notes default continues, up to a maximum increase of 1.0% over the interest rate that would otherwise apply to the 9% senior notes. As soon as Horizon Lines Holding cures the registration default, the interest rate applicable will revert to its original level. The registration statement referred to in this paragraph was filed by Horizon Lines Holding, Horizon Lines and their respective subsidiaries and declared effective by the SEC in a timely manner. The exchange offer has commenced and is scheduled to expire on July 31, 2005.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior credit facility.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under the senior credit facility, and future refinancings of our debt.

Our ability to make scheduled payments of principal, or to pay the interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs throughout 2005. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As a result of the acquisition transaction, as of June 26, 2005, Horizon Lines Holding and Horizon Lines have outstanding a $248.1 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6

HORIZON LINES HOLDING CORP.

million change in interest expense on the term loan. Horizon Lines Holding and Horizon Lines also have a revolving credit facility which provides for borrowings of up to $25.0 million, which, upon the consummation of the initial public offering of Horizon Lines, Inc. and the redemption, using the proceeds therefrom, of at least $40.0 million of the aggregate principal amount of the 9% senior notes, will increase to $50.0 million, which would bear interest at variable rates. As of June 26, 2005, no amounts were outstanding under the revolving credit facility.

Working Capital

Working capital at June 26, 2005, was $84.9 million, compared to $65.6 million at December 26, 2004. This $19.3 million increase is primarily the result of revenue growth during the period. Adequate current assets are maintained to satisfy current liabilities and maturing obligations when they come due and we have sufficient financial capacity to manage our daily cash requirements.

Credit Ratings

As of June 26, 2005, Moody’s Investors Service and Standard and Poor’s Rating Services assigned the following credit ratings to our outstanding debt:

Debt/Rating Outlook:

	Moody’s	Standard & Poor’s
Senior Secured Credit Facility	B2	B
$250.0 million 9% Senior Notes due 2012	B3	CCC+
Rating Outlook	Stable	Stable

On December 6, 2004, Standard and Poor’s lowered its ratings on Horizon Lines Holding and its subsidiary Horizon Lines including, in each case, lowering the corporate credit rating of such entity to “B+” from “B”. At the same time, Standard & Poor’s lowered its rating of the $250.0 million principal amount of 9% senior notes from “B–” to “CCC+”.

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the quarter and six months ended June 26, 2005 are as follows ($ in thousands):

For the Quarter Ended June 26, 2005
Pretax income	$5,893
Fixed charges	10,066
Rentals	6,321

Total fixed charges	$16,387

Pretax earnings plus fixed charges	$22,280
Ratio of earnings to fixed charges	1.36 X

HORIZON LINES HOLDING CORP.

For the Six Months Ended June 26, 2005
Pretax income	$6,464
Fixed charges	19,745
Rentals	12,561

Total fixed charges	$32,306

Pretax earnings plus fixed charges	$38,770
Ratio of earnings to fixed charges	1.20 X

For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium and financing costs and the portion of operating rental expense (33%) which management believes is representative of interest component of rent expense.

3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed that may adversely impact the results of operations and financial position include changes in interest rates and credit risks. As a result of the acquisition transaction, as of June 26, 2005, we have outstanding a $248.1 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on our term loan. We also have a revolving credit facility which provides for borrowings of up to $25.0 million, which, upon the consummation of the initial public offering of Horizon Lines, Inc. and the redemption, using the proceeds therefrom, of at least $40.0 million of the aggregate principal amount of the senior notes, will increase to $50.0 million. Borrowings under the revolving credit facility bear interest at variable rates. As of June 26, 2005 no amounts were outstanding under the revolving credit facility.

We are also exposed to certain credit risks related to our accounts receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. As June 26, 2005 and December 26, 2004, we had allowances for doubtful accounts of $9.4 million and $7.9 million, respectively.

4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2005, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

1. Legal Proceedings

There are two actions currently pending before the Surface Transportation Board, or STB, involving Horizon Lines, LLC, or Horizon Lines. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against Horizon Lines and Matson Navigation Co., seeks a ruling from the STB that Horizon Lines’ Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICCTA, and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA, and the STB is expected to issue a ruling in 2005 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by Horizon Lines during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of Horizon Lines, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam has responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. Horizon Lines has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. No assurance can be given that the final decision with respect to this matter will be favorable to us.

An adverse ruling by the STB in this action could result in significant damages. Horizon Lines is unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by Horizon Lines during 1996-1998 were reasonable under such standard. However, the business of Horizon Lines that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of Horizon Lines was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, Horizon Lines believes that the actual rates of return that were earned by its business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to Horizon Lines, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect Horizon Lines’ current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that Horizon Lines would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA.

The second action currently pending before the STB involving Horizon Lines, brought by DHX, Inc. in 1999 against Horizon Lines and Matson, challenges the reasonableness of certain rates and practices of Horizon Lines and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that Horizon Lines and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect Horizon Lines’ current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that Horizon Lines would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that Horizon Lines met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which was repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. No assurance can be given that the final decision with respect to this matter will be favorable to us.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None

3. Defaults Upon Senior Securities

None

4. Submission of Matters to a Vote of Security-Holders

None

5. Other Information

None

6. Exhibits

10.1	Second Assignment of and Third Amendment to Crane Relocation Agreement dated July 5, 2005 among SL Service, Inc. (formerly known as Sea-Land Service, Inc.), Horizon Lines, LLC, Matson Navigation Company, Inc. and Port Authority of Guam.

10.2	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.3	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.4	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d- 14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HORIZON LINES HOLDING CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2005

HORIZON LINES HOLDING CORP.

By:	/s/ M. MARK URBANIA
M. Mark Urbania Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)

EXHIBIT INDEX

Exhibit		Description

10.1	*	Second Assignment of and Third Amendment to Crane Relocation Agreement dated July 5, 2005 among SL Service, Inc. (formerly known as Sea-Land Service, Inc.), Horizon Lines, LLC, Matson Navigation Company, Inc. and Port Authority of Guam.

10.2	*	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.3	*	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.4	*	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).

31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d- 14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Horizon Lines, Inc. (File No. 333-123073), filed on July 28, 2005.