Form 10-K
period 2005-12-25
Horizon Lines Holding Corp.
filed 2006-03-06
CIK 1299064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter) is not contained herein, and will not be contained, the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 3, 2006, 800,000 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to Horizon Lines, Inc.’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2006

Horizon Lines Holding Corp.

FORM 10-K INDEX

Safe Harbor Statement

This Form 10-K includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include: our substantial debt; restrictive covenants under our debt; decreases in shipping volumes; our failure to renew our commercial agreements with Maersk; rising fuel prices; labor interruptions or strikes; job-related claims; liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; increased inspection procedures and tight import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the Jones Act; escalation of insurance costs; catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our significant stockholder; and legal or other proceedings to which we are or may become subject.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-K might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

See the section entitled “Risk Factors,” beginning on page 12 of this 10-K, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this 10-K are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Part I.

Item 1. Business

Our Company

Horizon Lines Holding Corp. (“HLHC” or the “Company”) operates as a holding company for Horizon Lines, LLC (“HL” or “Horizon Lines”) and for Horizon Lines of Puerto Rico, Inc. (“HLPR”). HL is a Delaware limited liability company and indirect wholly-owned subsidiary of the Company and HLPR is a Delaware corporation and direct-wholly owned subsidiary of the Company. HL operates a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico. The Company is a direct wholly-owned subsidiary of H-Lines Finance Holding Corp. (“HLFHC”) and HLFHC is a direct wholly owned subsidiary of Horizon Lines, Inc. (the “Parent”). The Parent was formed on July 7, 2004 as an acquisition vehicle to acquire the equity interest in the Company. The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the “Acquisition-Related Transactions” or “merger,” included a merger, whereby the Company became a direct wholly-owned subsidiary of the Parent. The Parent was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc (“Castle Harlan”).

Our long operating history dates back to 1956, when Sea-Land Service, Inc. (“Sea-Land”) pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, the Company’s former parent, CSX Corporation sold the international marine container operations of Sea-Land to Maersk and the Company continued to be owned and operated as CSX Lines, LLC, a division of CSX Corporation. On February 27, 2003, the Company (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (“Predecessor A”), and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to the three non-contiguous Jones Act markets, Alaska, Hawaii and Puerto Rico, and to Guam. With 16 vessels and approximately 22,700 cargo containers, we operate the largest Jones Act containership fleet, providing comprehensive shipping and sophisticated logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our own terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan. We also offer inland cargo trucking and logistics for our customers through our own trucking operations on the U.S. west coast and our relationships with third-party truckers, railroads, and barge operators in our markets.

We ship a wide spectrum of consumer and industrial items used everyday in our markets, ranging from foodstuffs (refrigerated and non-refrigerated) to household goods and auto parts to building materials and various materials used in manufacturing. Many of these cargos are consumer goods vital to the expanding populations in our markets, thereby providing us with a stable base of growing demand for our shipping and logistics services. Container loads of foodstuffs (refrigerated and non- refrigerated) and household goods traveling from the continental U.S. to Alaska, Hawaii and Guam, and Puerto Rico constituted approximately 40% of our revenue in each of 2005 and 2004. We have approximately two thousand customers and have many long-standing customer relationships with large consumer and industrial products companies such as Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., PepsiCo, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. We also serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service. Our customer base is broad and diversified, with our top ten customers accounting for approximately 32% of revenue and our largest customer accounting for approximately 7% of revenue.

Recent Developments

On February 1, 2006, John W. Handy joined HL as Executive Vice President. Mr. Handy’s major responsibilities include the continued enhancement of trade lane profitability and system service integrity, the leadership of strategic business development and the further development of the Company’s management team as the next generation of leadership. He is a board member of Horizon Services Group, a wholly owned subsidiary of the Company. Mr. Handy is a retired four-star Air Force general who most recently served as Commander of USTRANSCOM, which is the single manager for air, land and sea transportation for the U.S. Department of Defense, and the U.S. Air Force Air Mobility Command.

On January 23, 2006, the Board of Directors of the Parent authorized the Parent to grant nonqualified stock options under its amended and restated equity incentive plan to members of management to purchase up to 617,500 shares in the aggregate of the Parent’s common stock. The nonqualified stock options will be granted in April 2006 and will be issued at a price equal to the fair market value on the date of grant. The Company expects to record compensation expense of approximately $0.6 million per annum over a three-year vesting period. During 2006, the Company expects to record approximately $0.4 million of stock based compensation expense related to the April 2006 stock option grants.

On January 23, 2006, the Board of Directors of the Parent voted to declare a cash dividend of $0.11 per share on its outstanding shares of common stock, payable on March 15, 2006 to all stockholders of record as of the close of business on March 1, 2006.

On December 15, 2005, the Parent paid a cash dividend on its outstanding shares of common stock of $0.11 per share, totaling $3.7 million.

On September 30, 2005, the Parent issued and sold 12,500,000 shares (the “Initial Shares”) of its common stock, in an initial public offering (referred to herein as the “initial public offering”), at a price of $10.00 per share, less the underwriters’ discount of 7% per share. On October 14, 2005, the Parent issued and sold an additional 1,875,000 shares (the “Additional Shares”) of its common stock to the underwriters of its initial public offering at a price of $10.00 per share, representing the initial public offering price to the public, less the underwriters’ discount of 7% per share. These 1,875,000 shares were issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Parent granted to them with respect to the initial public offering. The Parent used the proceeds to repurchase certain indebtedness, pay related debt redemption premiums, redeem its outstanding preferred stock, and pay related transaction expenses. In conjunction with the consummation of the initial public offering, on September 30, 2005, the margin applicable to the term loan facility decreased to 1.25% and 2.25% from 1.50% and 2.50%, for base rate loans and LIBOR loans, respectively.

The Jones Act

Over 90% of our revenue is generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws.

The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Our trade routes between Alaska, Hawaii and Puerto Rico and the continental U.S. represent the three non-contiguous Jones Act markets. Vessels operating on these trade routes are required to be fully qualified Jones Act vessels. Other U.S. maritime laws require vessels operating on the trade routes between Guam, a U.S. territory, and U.S. ports to be U.S.-flagged and predominantly U.S.-crewed, but not U.S.-built.

Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States; similar laws are common around the world and exist in over 40 countries. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. The Jones Act enjoys broad support from both major political parties. During the 2004 presidential election, both major political parties supported the retention of the Jones Act as currently in effect. In addition, the Jones Act has enjoyed strong congressional support. We believe that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.

Market Overview and Competition

The Jones Act distinguishes the U.S. domestic shipping market from international shipping markets. Given the limited number of existing Jones Act qualified vessels, the high capital investment and long delivery lead times associated with building a new containership in the U.S., the substantial investment required in infrastructure and the need to develop a broad base of customer relationships, the markets in which we operate have been less vulnerable to over capacity and volatility than international shipping markets.

Although the U.S. container shipping industry is affected by general economic conditions, the industry does not tend to be as cyclical as other sectors within the shipping industry. Specifically, most of the cargos shipped via container vessels consist of a wide range of consumer and industrial items as well as military and postal loads. Since many of these types of cargos are consumer goods vital to the expanding populations in our markets, they provide us with a stable base of growing demand for our shipping and logistics services.

The Jones Act markets are not as fragmented as international shipping markets. We are one of only two major container shipping operators currently serving the Alaska market, each accounting for approximately 39% of total container loads traveling from the continental U.S. to Alaska. The Company and TOTE serve the Alaska market. We are also only one of two container shipping companies currently serving the Hawaii and Guam markets with an approximate 36% share of total domestic marine container shipments from the continental U.S. to these markets. This percentage reflects 34% and 47% shares of total domestic marine container shipments from the continental U.S. to Hawaii and Guam markets, respectively. The Company and Matson Navigation Co. (“Matson”) serve the Hawaii and Guam market. In Puerto Rico, we are the largest provider of marine container shipping, accounting for approximately 36% of Puerto Rico’s total container loads from the continental U.S. The Puerto Rico market is currently served by two containership companies, the Company and Sea Star Lines (“Sea Star”), which is an independently operated company majority-owned by an affiliate of TOTE. Two barge operators, Crowley and Trailer Bridge, Inc., also currently serve this market.

Beginning in March 2006, Sea Star will deploy an additional vessel, previously on time charter to the military, in the Puerto Rico trade, and therefore will reduce the amount of space they purchase on our vessels in this trade. The expected reduction in revenue to us is approximately $11.0 million on an annual basis. As a result of Sea Star’s additional vessel, we intend to operate our fifth vessel in that trade, currently operated seasonally for approximately 34 weeks per year, on a much more limited basis, if at all. The cost savings associated with less vessel operating days, in addition to variable costs associated with less space purchases from Sea Star, is expected to substantially mitigate the reduction in revenue.

The U.S. container shipping industry as a whole is experiencing rising customer expectations for real-time shipment status information and the on-time pick-up and delivery of cargo, as customers seek to optimize efficiency through greater management of the delivery process of their products. Commercial and governmental customers are increasingly requiring the tracking of the location and status of their shipments at all times and have developed a strong preference to retrieve information and communicate using the Internet. A broad range of domestic and foreign governmental agencies are also increasingly requiring access to shipping information in automated formats for customs oversight and security purposes.

To ensure on-time pick-up and delivery of cargo, shipping companies must maintain strict vessel schedules and efficient terminal operations for expediting the movement of containers in and out of terminal facilities. The departure and arrival of vessels on schedule is heavily influenced by both vessel maintenance standards (i.e., minimizing mechanical breakdowns) and terminal operating discipline. Marine terminal gate and yard efficiency can be enhanced by efficient yard layout, high-quality information systems, and streamlined gate processes.

Industry and Market Data

Industry and market data used throughout this Form 10-K, including information relating to our relative position in the shipping and logistics industry are approximations based on the good faith estimates of our management, which are generally based on internal surveys and sources, and other publicly available information, including local port information. Unless otherwise noted, financial data and industry and market data presented herein are for a period ending in 2005.

Sales and Marketing

We manage a sales and marketing team of 120 employees strategically located in our various ports, as well as in seven regional offices across the continental U.S., from our headquarters in Charlotte, North Carolina. Senior sales and marketing professionals in Charlotte are responsible for developing sales and marketing strategies and are closely involved in servicing our largest customers. All pricing activities are also centrally coordinated from Charlotte and from Tacoma, Washington, enabling us to manage our customer relationships. The marketing team located in Charlotte is responsible for providing appropriate market intelligence and direction to the Puerto Rico sales organization. The marketing team located in Tacoma is responsible for providing appropriate market intelligence and direction to the members of the team who focus on the Hawaii, Guam and Alaska markets.

Our regional sales and marketing presence ensures close and direct interaction with customers on a daily basis. Many of our regional sales professionals have been servicing the same customers for over ten years. We believe that we have the largest sales force of all container shipping and logistics companies active in the major non-contiguous Jones Act markets. Unlike our competitors, our sales force cross-sells our shipping and logistics services across all of these markets. We believe that the breadth and depth of our relationships with our customers is the principal driver of repeat business from our customers. We further believe that our long-standing customer relationships and our cross-selling efforts enable us to forge customer relationships which provide us with a distinct competitive advantage.

Customers

We serve a diverse base of long-standing, established customers consisting of many of the world’s largest consumer and industrial products companies. Such customers include Costco Wholesale Corporation, Johnson & Johnson, Lowe’s Companies, Inc., PepsiCo, Inc., Safeway, Inc., Toyota Motor Corporation and Wal-Mart Stores, Inc. In addition, we serve several agencies of the U.S. government, including the Department of Defense and the U.S. Postal Service.

We believe that we are uniquely positioned to serve these and other large national customers due to our position as the only shipping and logistics company serving all three non-contiguous Jones Act markets and Guam. Approximately 58% of our transportation revenue in 2005 was derived from customers shipping with us in more than one of our markets with approximately 33% of our transportation revenue in 2005 being derived from customers shipping with us in all three markets.

We generate most of our revenue through non-exclusive customer contracts with pre-specified rates and volumes and with durations ranging from one to six years, providing stable revenue streams. In addition, our relationships with our customers extend far beyond the length of any given contract. For example, some of our customer relationships extend back over 40 years and our top ten customer relationships average 23 years.

We serve customers in numerous industries and carry a wide variety of cargos, mitigating our dependence upon any single customer or single type of cargo. Our customer base is broad with no significant concentration by customer or type of cargo shipped. For 2005, our top ten largest customers represented approximately 29% of transportation revenue, with the largest customer accounting for approximately 7% of transportation revenue. During 2005, our top ten largest customers comprised approximately 32% of total revenue, with our largest customer accounting for approximately 7% of total revenue. Total revenue includes transportation, non-transportation and other revenue.

Operations Overview

We oversee our operations in all three non-contiguous Jones Act markets and Guam from our headquarters in Charlotte, North Carolina. Our operations in these markets share corporate and administrative functions such as finance, information technology and sales and marketing. Centralized functions are performed primarily at our headquarters and at our administrative facility in Dallas, Texas.

We book and monitor all of our shipping and logistics services with our customers through the Horizon Information Technology System (“HITS”). HITS, our proprietary ocean shipping and logistics information technology system, provides a platform to accomplish shipping transactions from start to finish in a cost-effective, streamlined manner. HITS provides an extensive database of information relevant to the shipment of containerized cargo and captures all critical aspects of every shipment booked with us. In a typical transaction, our customers go on-line to make a booking or call, fax or e-mail our customer service department. Once applicable shipping information is input into the booking system, a booking number is generated. The booking information then downloads into other systems used by our dispatch team, terminal personnel, vessel planners, documentation team, logistics team and other teams and personnel who work together to produce a seamless transaction for our customers.

Our dispatch team coordinates truck and/or rail shipping from inland locations to the port on intermodal bookings. We currently purchase rail services directly from the railroads involved through confidential transportation service contracts, except for services from CSX Transportation which are obtained through our contract with CSX Intermodal, an affiliate of CSX Transportation. Our terminal personnel schedule equipment availability for containers picked up at the port. Our vessel planners develop stowage plans and our documentation teams process the cargo bill. Our logistics team reviews space availability and informs our other teams and personnel when additional bookings are needed and when bookings need to be changed or pushed to the next vessel. After containers arrive at the port of loading, they are loaded on board the vessel. Once the containers are loaded and are at sea, our destination terminal staff initiates their process of receiving and releasing containers to our customers. Customers accessing HITS via our internet portal have the option to receive e-mail alerts as specific events take place throughout this process. All of our customers have the option to call our customer service department or to access HITS via our internet portal, 24 hours a day, seven days a week, to track and trace shipments. Customers may also view their payment histories and make payments on-line.

Insurance

We maintain insurance policies to cover risks related to physical damage to our vessels and vessel equipment, other equipment (including containers, chassis, terminal equipment and trucks) and property, as well as with respect to third-party liabilities arising from the carriage of goods, the operation of vessels and shoreside equipment, and general liabilities which may arise through the course of our normal business operations. We also maintain workers compensation insurance, business interruption insurance, and directors’ and officers’ insurance providing indemnification for our directors, officers, and certain employees for some liabilities.

Vessel Fleet

Our management team adheres to an effective strategy for the maintenance of our vessels. Early in our nearly 50-year operating history, when we pioneered Jones Act container shipping, we recognized the vital importance of maintaining our valuable Jones Act qualified vessels. Led by a retired Coast Guard senior officer, our on-shore vessel management team carefully manages all of our ongoing regular maintenance and drydocking activity. We maintain our vessels according to our own strict maintenance procedures, which meet or exceed U.S. government requirements. All of our vessels are regulated pursuant to rigorous standards promulgated by the U.S. Coast Guard and subject to periodic inspection and certification, for compliance with these standards, by the American Bureau of Shipping, on behalf of the U.S. Coast Guard. Our procedures protect and preserve our fleet to the highest standards in our industry and enable us to preserve the usefulness of our ships. During each of the last four years, our vessels have been in operational condition, ready to sail, over 99% of the time when they were required to be ready to sail.

The table below lists our vessel fleet, which is the largest containership fleet within the Jones Act markets, as of December 25, 2005. Our vessel fleet consists of 16 vessels of varying classes and specification, 15 of which are actively deployed, with one spare vessel typically available for dry-dock relief.

Vessel Name	Market	Year Built	TEU(1)	Reefer Capacity(2)	Max. Speed	Owned/ Chartered	Charter Expiration
Horizon Anchorage	Alaska	1987	1,668	280	20.0 kts	Chartered	2-Jan-15
Horizon Tacoma	Alaska	1987	1,668	280	20.0 kts	Chartered	2-Jan-15
Horizon Kodiak	Alaska	1987	1,668	280	20.0 kts	Chartered	2-Jan-15
Horizon Fairbanks(3)	Alaska	1973	1,476	140	22.5 kts	Owned	—
Horizon Navigator	Hawaii & Guam	1972	2,386	100	21.0 kts	Owned	—
Horizon Trader	Hawaii & Guam	1972	2,386	100	21.0 kts	Owned	—
Horizon Pacific	Hawaii & Guam	1980	2,407	100	21.0 kts	Owned	—
Horizon Enterprise	Hawaii & Guam	1980	2,407	150	21.0 kts	Owned	—
Horizon Consumer	Hawaii & Guam	1973	1,751	170	22.0 kts	Owned	—
Horizon Spirit	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Reliance	Hawaii & Guam	1980	2,653	100	22.0 kts	Owned	—
Horizon Producer	Puerto Rico	1974	1,751	170	22.0 kts	Owned	—
Horizon Challenger	Puerto Rico	1968	1,424	71	21.2 kts	Owned	—
Horizon Discovery	Puerto Rico	1968	1,442	70	21.2 kts	Owned	—
Horizon Crusader	Puerto Rico	1969	1,376	70	21.2 kts	Owned	—
Horizon Hawaii	Puerto Rico	1973	1,420	170	22.5 kts	Owned	—

(1)	Twenty-foot equivalent unit, or TEU, is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)	Reefer capacity, or refrigerated container capacity, refers to the total number of 40-foot equivalent units, or FEUs, which the vessel can hold. The FEU is a standard measure of refrigerated cargo volume correlated to the volume of a standard 40-foot reefer, or refrigerated cargo container.
(3)	Formerly known as the Horizon Expedition. Serves as a spare vessel available for deployment in any of our markets and also serves the Alaska trade from June through August.

On September 12, 2005, Horizon Lines acquired with available cash, for $25.2 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which Horizon Lines operates such vessels. Title to each of the two vessels is held by the respective owner trustee of the relevant trust for the use and benefit of the owner participant and the vessels are subject to a mortgage securing non-recourse indebtedness of the respective owner trustees. Horizon Lines charters each vessel from the relevant owner trustee. By acquiring the beneficial interests of the owner participant of each trust estate, Horizon Lines obtained the right to the corpus of such estate remaining after required payments on the aforementioned indebtedness are made. Further, upon the repayment of such indebtedness at maturity on January 1, 2007 Horizon Lines will be able to obtain title to the two vessels from the respective owner trustees and terminate the charter. The outstanding indebtedness secured by a mortgage on the Horizon Enterprise is $2.3 million. The outstanding indebtedness secured by a mortgage on the Horizon Pacific is $2.2 million. Under accounting principles generally accepted in the United States, the effect of Horizon Lines’ purchase of the beneficial interests of the owner participant is that the vessels are reflected as assets on Horizon Lines’ books and records and the related indebtedness is reflected as a liability thereon. Hence, for purposes of this Form 10-K we have often referred to such vessels as owned. Charter payments that repay such indebtedness are reflected as interest expense or a reduction in liabilities, as applicable, depending upon whether such payments reduce principal or interest on the indebtedness.

Our Vessel Charters

Three of our vessels are leased, or chartered, by certain of our subsidiaries pursuant to charters with termination dates on January 2, 2015. Under the charter for each chartered vessel, these subsidiaries generally have the following options in connection with the expiration of the charter: (i) purchase the vessel for its fair market value, (ii) extend the charter for an agreed upon period of time at a fair market value charter rate or (iii) return the vessel to its owner.

The obligations of the subsidiaries under the existing charters for our chartered vessels are guaranteed by our former parent, CSX Corporation, and certain of its affiliates. In turn, certain of our subsidiaries are parties to the Amended and Restated Guarantee and Indemnity Agreement, referred to herein as the GIA, with CSX Corporation and certain of its affiliates, pursuant to which these subsidiaries have agreed to indemnify these CSX entities if any of them should be called upon by any owner of the chartered vessels to make payments to such owner under the guarantees referred to above.

Our Container Fleet

As summarized in the table below, our container fleet consists of owned and leased containers of different types and sizes as of December 25, 2005:

Container Type	Owned	Leased	Combined
20’ Standard Dry	51	693	744
20’ Flat Rack	2	—	2
20’ Standard Opentop	1	—	1
20’ Miscellaneous	81	—	81
20’ Tank	1	—	1
40’ Standard Dry	173	2,668	2,841
40’ Flat Rack	387	341	728
40’ High-Cube Dry	319	5,859	6,178
40’ Standard Insulated	40	—	40
40’ High-Cube Insulated	419	—	419
40’ Standard Opentop	1	100	101
40’ Miscellaneous	68	—	68
40’ Tank	5	—	5
40’ Car Carrier	167	—	167
40’ Standard Reefer	6	—	6
40’ High-Cube Reefer	2,156	3,875	6,031
45’ High-Cube Dry	1,200	3,526	4,726
45’ High-Cube Insulated	476	—	476
45’ High-Cube Reefer	2	75	77

Total	5,555	17,137	22,692

All of our container leases are operating leases.

Maersk Arrangements

In connection with the sale of the international marine container operations of Sea-Land by our former parent, CSX Corporation, to Maersk, in December 1999, our predecessor, CSX Lines, LLC entered into a number of commercial agreements with Maersk that encompass terminal services, equipment sharing, sales agency services, trucking services, cargo space charters, and transportation services. These agreements, which were renewed and amended in May 2004, effective as of December 2004, generally are now scheduled to expire at the end of 2007. Maersk is our terminal service provider in the continental U.S., at our ports in Elizabeth, New Jersey, Jacksonville, Florida, Houston, Texas, New Orleans, Louisiana, Tacoma, Washington, and Oakland and Long Beach, California. We are Maersk’s terminal operator in Hawaii, Guam, Alaska and Puerto Rico. We share containers with Maersk and also pool chassis and generator sets with Maersk. We are Maersk’s sales agent in Alaska and Puerto Rico, and Maersk serves as our sales agent in Canada. On the U.S. west coast, we provide trucking services for Maersk.

Under our cargo space charter and transportation services agreements with Maersk, we operate five U.S.-flagged vessels that sail from the U.S. west coast to Hawaii, continuing from Hawaii on to Guam, and then from Guam on to two ports in Asia, with a return trip to Tacoma, Washington, and Oakland, California. We utilize Maersk containers to carry a portion of our cargo westbound to Hawaii and Guam, where the contents of these containers are then unloaded. We then ship the empty Maersk containers onwards to the two ports in Asia. When these vessels arrive in Asia, Maersk unloads these empty containers and replaces them with loaded containers on our vessels for the return trip to the U.S. west coast. We use Maersk equipment on our service to Hawaii from our U.S. west coast ports as well as from select U.S. inland locations. We achieve significantly greater vessel capacity utilization and revenue on this route as a result of this arrangement.

Security

Heightened awareness of maritime security needs, brought about by the events of September 11, 2001 and several maritime attacks around the globe, have caused the United Nations through its International Maritime Organization (“IMO”), the U.S. Department of Homeland Security, through its Coast Guard arm, and the states and local ports to adopt a more stringent set of security procedures relating to the interface between port facilities and vessels. In addition, the U.S. Congress and the current administration have enacted legislation requiring the implementation of Coast Guard approved vessel and facility security plans.

Certain aspects of our security plans require our investing in infrastructure upgrades to ensure compliance. We have applied in the past and continue to apply going forward for federal grants to offset the incremental expense of these security investments. While we were successful through two rounds of funding to secure substantial grants for specific security projects, the 2007 federal budget proposal, currently pending before Congress, would fold the port security grant program into a program where U.S. ports and private maritime industry stakeholders compete for funding alongside other transportation infrastructure needs. In addition, the current administration is continuously reviewing the criteria for awarding such grants. Such changes could have a negative impact on our ability to win grant funding in the future.

Capital Construction Fund

The Merchant Marine Act, 1936, as amended, permits the limited deferral of U.S. federal income taxes on earnings from eligible U.S.-built and U.S.-flagged vessels if the earnings are deposited into a Capital Construction Fund, or CCF, pursuant to an agreement with the U.S. Maritime Administration (“MARAD”). The amounts on deposit in a CCF can be withdrawn and used for the acquisition, construction or reconstruction of U.S.-built and U.S.-flagged vessels or U.S.-built containers, in both cases, for operation only on trade routes between ports in the continental U.S. and ports in Alaska, Hawaii or Puerto Rico, on trade routes between ports in Alaska, Hawaii and Puerto Rico, on trade routes on the Great Lakes, and on trade routes between U.S. ports and foreign ports.

HL has a CCF agreement with MARAD under which it occasionally deposits into the CCF earnings attributable to the operation of our 16 vessels and makes withdrawals of funds from the CCF to acquire U.S.-built and U.S.-flagged vessels and U.S.-built refrigeration units. During 2005, HL acquired with available cash, for $25.2 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which Horizon Lines operates such vessels. Four used U.S.-built and U.S.-flagged vessels (Horizon Hawaii, Horizon Fairbanks, Horizon Navigator, and Horizon Trader) were acquired by Horizon Lines in 2003 and 2004 for a total of $25.2 million through the exercise of purchase options under the charters for these vessels.

Amounts on deposit in Horizon Lines’ CCF cannot be withdrawn for other than the qualified purposes specified in the CCF agreement. Any nonqualified withdrawals are subject to federal income tax at the highest marginal rate. In addition, such tax is subject to an interest charge based upon the number of years the funds have been on deposit. If Horizon Lines’ CCF agreement were terminated, funds then on deposit in the CCF would be treated as nonqualified withdrawals for that taxable year. In addition, if a vessel built, acquired, or reconstructed with CCF funds is operated in a nonqualified operation (such as the contiguous Jones Act trade and certain foreign-to-foreign trades), the owner must repay a proportionate amount of the tax benefits as liquidated damages. These restrictions apply (i) for 20 years after delivery in the case of vessels built with CCF funds, (ii) ten years in the case of vessels reconstructed or acquired with CCF funds more than one year after delivery from the shipyard, and (iii) ten years after the first expenditure of CCF funds in the case of vessels in regard to which qualified withdrawals from the CCF fund have been made to pay existing indebtedness (five years if the vessels are more than 15 years old on the date the withdrawal is made). In addition, the sale or mortgage of a vessel acquired with CCF funds requires MARAD’s approval. $25.2 million of our taxable income attributable to the operation of our vessels has been, in accordance with Horizon Lines’ CCF agreement, deposited into the CCF and then withdrawn in qualified withdrawals and applied to the purchase price of the four vessels purchased by Horizon Lines in 2003 and 2004. On September 12, 2005, Horizon Lines withdrew an additional $25.2 million of taxable income previously deposited from its CCF to acquire the owner participant’s interests in the trusts holding the Horizon Enterprise and the Horizon Pacific. These vessels remain subject to mortgages in the aggregate amount of $4.5 million. Our consolidated balance sheets at December 25, 2005 and December 26, 2004 include liabilities of approximately $14.1 million and $7.9 million, respectively, for deferred taxes on deposits in our CCF.

Construction-Differential Subsidy

Thirteen of our vessels were built with construction differential subsidies provided by the U.S. Department of Transportation under Title V of the Merchant Marine Act, 1936. The grant of these subsidies was subject to the imposition of certain operating restrictions which generally limit the operation of the vessels to foreign trade routes, provided that these vessels carried cargo between U.S. ports in the course of foreign voyages if portions of the related subsidies were repaid in connection therewith. Three of our vessels were subject to these operating restrictions during 2005. We operated these three vessels on trade routes between the U.S. west coast and Asia, with stops in Hawaii and Guam, and made subsidy repayments in respect of the portions of these voyages between Hawaii and the U.S. west coast. For the year ended December 25, 2005, we incurred $1.2 million of expense related to this construction differential subsidy program and we made subsidy repayments of approximately $2.1 million. The construction-differential subsidy restrictions on two of these vessels expired in 2005 and the restriction on the third vessel expired in January 2006.

Employees

As of December 25, 2005, we had 1,881 employees, of which approximately 1,274 were represented by seven labor unions.

The table below sets forth the unions which represent our employees, the number of employees represented by these unions and the expiration dates of the related collective bargaining agreements:

Union	Collective Bargaining Agreement(s) Expiration Date	Number of Our Employees Represented (as of December 25, 2005)
International Brotherhood of Teamsters	March 31, 2008	253
International Brotherhood of Teamsters, Alaska	June 30, 2010	110
International Longshore & Warehouse Union (ILWU)	July 1, 2008	36
International Longshore and Warehouse Union, Alaska (ILWU-Alaska)	June 30, 2007	99
International Longshoremen’s Association, AFL-CIO (ILA)	September 30, 2010	—	(1)
International Longshoremen’s Association, AFL-CIO, Puerto Rico	October 31, 2010	86
Marine Engineers Beneficial Association (MEBA)	June 15, 2012	147
International Organization of Masters, Mates & Pilots, AFL-CIO (MMP)	June 15, 2012	96
Office & Professional Employees International Union, AFL-CIO	November 9, 2007	66
Seafarers International Union (SIU)	June 15, 2006	381

(1)	Multi-employer arrangement representing workers in the industry, including workers who may perform services for us but are not our employees.

The table below provides a breakdown of headcount by non-contiguous Jones Act market and function for our non-union employees as of December 25, 2005.

	Alaska Market	Hawaii and Guam Market	Puerto Rico Market	Corporate (a)	Total
Senior Management	1	2	1	11	15
Operations	36	80	54	66	236
Sales and Marketing	25	30	56	9	120
Administration (b)	6	32	8	190	236

Total Headcount	68	144	119	276	607

(a)	Corporate headcount includes employees in both Charlotte, North Carolina (headquarters) and in Dallas, Texas and other locations.
(b)	Administration includes customer service and documentation personnel.

Available Financial Information

The mailing address of the Company’s Executive Office is 4064 Colony Road, Suite 200, Charlotte, North Carolina 28211 and the telephone number at that location is (704) 973-7000. The Parent’s most recent SEC filings can be found on the Parent’s website, www.horizonlines.com and the Company’s and the Parent’s most recent SEC filings can be found on the SEC’s website, www.sec.gov. The Parent’s 2005 annual report on Form 10-K will be available on the Parent’s website as soon as reasonably practicable. All such filings are available free of charge. The contents of the Parent’s website are not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

If we are unable to implement our business strategy, our future results could be adversely affected.

Our future results of operations depend in significant part on the extent to which we can implement our business strategy successfully. Our business strategy includes providing complete shipping and logistics services, leveraging our capabilities to serve a broad range of customers, leveraging our brand, maintaining industry-leading information technology, and reducing operating costs. Our strategy is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As a consequence, we may not be able to fully implement our strategy or realize the anticipated results of our strategy.

Repeal or substantial amendment of the Jones Act or its application could have a material adverse effect on our business.

If the Jones Act were to be repealed or substantially amended and, as a consequence, competitors with lower operating costs were to enter any of our Jones Act markets, our business would be materially adversely affected. In addition, our advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between U.S. ports could be opened to foreign-flag or foreign-built vessels.

A decrease in shipping volume in our markets will adversely affect our business.

Demand for our shipping services depends on levels of shipping in our Jones Act markets and in the Guam market, as well as on economic and trade growth and logistics. Cyclical or other recessions in the continental U.S. or in these markets can negatively affect our operating results as customers may ship fewer containers or may ship containers only at reduced rates. We cannot predict whether or when such downturns will occur.

Our failure to renew our commercial agreements with Maersk in the future could have a material adverse effect on our business.

We have several commercial agreements with Maersk, an international shipping company, that encompass terminal services, equipment sharing, cargo space charters, sales agency services, trucking services, and transportation services. For example, under these agreements, Maersk provides us with terminal services at our seven ports located in the continental U.S. (Elizabeth, New Jersey; Jacksonville, Florida; New Orleans, Louisiana; Houston, Texas; Long Beach and Oakland, California; and Tacoma, Washington). In general, these agreements, which were renewed and amended in May 2004, effective as of December 2004, are scheduled to expire at the end of 2007. If we fail to renew these agreements in the future, the requirements of our business will necessitate that we enter into substitute commercial agreements with third parties for at least some portion of the services contemplated under our existing commercial agreements with Maersk, such as terminal services at our ports located in the continental U.S. There can be no assurance that, if we fail to renew our commercial agreements with Maersk, we will be successful in negotiating and entering into substitute commercial agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements with Maersk or others. Furthermore, if we do enter into substitute commercial agreements with third parties, changes in our operations to comply with the requirements of these new agreements (such as our use of other terminals in our existing ports in the continental U.S. or our use of other ports in the continental U.S.) may cause disruptions to our business, which could be significant, and may result in additional costs and expenses and possible losses of revenue.

Rising fuel prices may adversely affect our profits.

Fuel is a significant operating expense for our shipping operations. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. As a result, increases in the price of fuel, such as we are currently experiencing, may adversely affect profitability. There can be no assurance that our customers will agree to bear such fuel price increases via fuel surcharges without a reduction in their volumes of business with us nor any assurance that our future fuel hedging efforts (if any) will be successful.

Our industry is unionized and strikes by our union employees or others in the industry may disrupt our services and adversely affect our operations.

As of December 25, 2005, we had 1,881 employees, of which 1,274 were unionized employees represented by seven different labor unions. Our industry is susceptible to work stoppages and other adverse employee actions due to the strong influence of maritime trade unions. We may be adversely affected by future industrial action against efforts by our management or the management of other companies in our industry to reduce labor costs, restrain wage increases or modify work practices. For example, in 2002 our operations at our U.S. west coast ports were significantly affected by a 10-day labor interruption by the International Longshore and Warehouse Union. This interruption affected ports and shippers throughout the U.S. west coast.

In addition, in the future, we may not be able to negotiate, on terms and conditions favorable to us, renewals of our collective bargaining agreements with unions in our industry and strikes and disruptions may occur as a result of our failure or the failure of other companies in our industry to negotiate collective bargaining agreements with such unions successfully.

Our collective bargaining agreements with our unions are scheduled to expire as follows—International Brotherhood of Teamsters: 2008 and 2010; Seafarers International Union: June 2006; Office & Professional Employees International Union: 2007; International Longshore and Warehouse Union: 2007 and 2008; International Longshoremen’s Association: 2010; Marine Engineers Beneficial Association: 2012; and International Organization of Masters, Mates & Pilots: 2012.

We may face significant costs as our vessels age.

We believe that our vessels each have an estimated useful economic life of 40 or more years from the year it was built. The average age of our vessels is approximately 29 years. We expect to incur increasing expenses to operate and maintain our vessels in good condition as they age. Eventually, these vessels will need to be replaced. We may not be able to replace these vessels with new vessels based on uncertainties related to financing, timing and shipyard availability.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Some of our employees are covered by several maritime statutes, including provisions of the Jones Act, the Death on the High Seas Act, the Seamen’s Wage Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary in the United States.

Due to our participation in multiemployer pension plans, we may have exposure under those plans that extends beyond what our obligations would be with respect to our employees.

We contribute to 14 multiemployer pension plans. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. We have no current intention of taking any action that would subject us to any withdrawal liability and cannot provide assurance that no other contributing employer will take such action.

In addition, if a multiemployer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code of 1986, as amended, referred to herein as the Code, will impose an excise tax of five (5%) percent on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including us, will be determined in part by each employer’s respective delinquency in meeting the required employer contributions under the plan. The Code also requires contributing employers to make additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, have a material adverse impact on our financial results.

Compliance with safety and environmental protection and other governmental requirements may adversely affect our operations.

The shipping industry in general and our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations. For example, our vessels, as U.S.-flagged vessels, generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification certification groups, and must be periodically inspected by, or on behalf of, the U.S. Coast Guard. In addition, the United States Oil Pollution Act of 1990 (“OPA”) and the Comprehensive Environmental Response, Compensation & Liability Act (“CERCLA”) requires us, as vessel operators, to post bonds or certificates of financial responsibility and to adopt procedures for oil or hazardous substance spill prevention, response and clean up. In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance in all material respects with applicable safety/environmental laws and regulations and are insured against the usual risks for such amounts as our management deems appropriate. Our vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels. However, there can be no assurance that such certificates and licenses will be renewed. Also, in the future, we may have to alter existing equipment, add new equipment to, or change operating procedures for, our vessels to comply with changes in governmental regulations, safety or other equipment standards or to meet our customers’ changing needs. If any such costs are material, they could adversely affect our financial condition.

We are subject to new statutory and regulatory directives in the United States addressing homeland security concerns that may increase our costs and adversely affect our operations.

Various government agencies within the Department of Homeland Security (“DHS”), including the Transportation Security Administration, the U.S. Coast Guard, and U.S. Bureau of Customs and Border Protection, have adopted, and may adopt in the future, new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

The Coast Guard’s new maritime security regulations, issued pursuant to the Maritime Transportation Security Act of 2002, require us to operate our vessels and facilities pursuant to both the maritime security regulations and approved security plans. Our vessels and facilities are subject to periodic security compliance verification examinations by the Coast Guard. A failure to operate in accordance with the maritime security regulations or the approved security plan may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the vessel or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for their review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above. Failure to meet the requirements of the maritime security regulations could have a material adverse effect on our results of operations.

DHS may adopt additional security-related regulations, including new requirements for screening of cargo and our reimbursement to the agency for the cost of security services. These new security-related regulations could have an adverse impact on our ability to efficiently process cargo or could increase our costs. In particular, our customers typically need quick shipping of their cargos and rely on our on-time shipping capabilities. If these regulations disrupt or impede the timing of our shipments, we may fail to meet the needs of our customers, or may increase expenses to do so.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

Domestic and international container shipping is subject to various security and customs inspection and related procedures in countries of origin and destination as well as in countries in which transshipment points are located. Inspection procedures can result in the seizure of containers or their contents, delays in the loading, offloading, transshipment or delivery of containers and the levying of customs duties, fines or other penalties against exporters or importers (and, in some cases, shipping and logistics companies such as us). Failure to comply with these procedures may result in the imposition of fines and/or the taking of control or compliance measures by the applicable governmental agency, including the denial of entry into U.S. waters.

We understand that, currently, only a small proportion of all containers delivered to the United States are physically inspected by U.S., state or local authorities prior to delivery to their destinations. The U.S. government, foreign governments, international organizations, and industry associations have been considering ways to improve and expand inspection procedures. It is unclear what changes, if any, to the existing inspection procedures will be proposed or implemented, or how any such changes will affect shipping and logistics companies such as us. It is possible, however, that such changes could impose additional financial and legal obligations on us, including additional responsibility for physically inspecting and recording the contents of containers we are shipping. In addition, changes to inspection procedures could impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo by container uneconomical or impractical. Any such changes or developments may have a material adverse effect on our business, financial condition and results of operations.

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our business or result in the forfeiture of our vessels.

Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. organized companies that are controlled and 75% owned by U.S. citizens. The Jones Act, therefore, restricts the foreign ownership interests in the entities that directly or indirectly own the vessels which we operate in the non-contiguous Jones Act markets. If we were to seek to sell any portion of our business that owns any of these vessels, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market. Furthermore, at any point Horizon Lines ceases to be controlled and 75% owned by U.S. citizens, we would become ineligible to operate in our current markets and may become subject to penalties and risk forfeiture of our vessels.

No assurance can be given that our insurance costs will not escalate.

Our protection and indemnity insurance (“P&I”) is provided by a mutual P&I club which is a member of the International Group of P&I Clubs. As a mutual club, it relies on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of its members. Increased investment losses, underwriting losses, or reinsurance costs could cause international marine insurance clubs to substantially raise the cost of premiums, resulting not only in higher premium costs but also higher levels of deductibles and self-insurance retentions.

Catastrophic losses and other liabilities could adversely affect our results of operations and such losses and liability may be beyond insurance coverage.

The operation of any oceangoing vessel carries with it an inherent risk of catastrophic maritime disaster, mechanical failure, collision, and loss of or damage to cargo. Also, in the course of the operation of our vessels, marine disasters, such as oil spills and other environmental mishaps, cargo loss or damage, and business interruption due to political or other developments, as well as maritime disasters not involving us, labor disputes, strikes and adverse weather conditions, could result in loss of revenue, liabilities or increased costs, personal injury, loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims.

Although we maintain insurance, including retentions and deductibles, at levels that we believe are consistent with industry norms against the risks described above, including loss of life, there can be no assurance that this insurance would be sufficient to cover the cost of damages suffered by us from the occurrence of all of the risks described above or the loss of income resulting from one or more of our vessels being removed from operation. We also cannot provide assurance that a claim will be paid or that we will be able to obtain insurance at commercially reasonable rates in the future. Further, if we are negligent or otherwise responsible in connection with any such event, our insurance may not cover our claim.

In the event that any of the claims arising from any of the foregoing possible events were assessed against us, all of our assets could be subject to attachment and other judicial process.

As a result of the significant insurance losses incurred in the September 11, 2001 attack and related concern regarding terrorist attacks, global insurance markets increased premiums and reduced or restricted coverage for terrorist losses generally. Accordingly, premiums payable for terrorist coverage have increased substantially and the level of terrorist coverage has been significantly reduced.

Additionally, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.

Our spare vessel reserved for relief may be inadequate under extreme circumstances.

We generally keep a spare vessel in reserve available for relief if one of our vessels in active service suffers a maritime disaster or must be unexpectedly removed from service for repairs. However, this spare vessel may require several days of sailing before it can replace the other vessel, resulting in service disruptions and loss of revenue. If more than one of our vessels in active service suffers a maritime disaster or must be unexpectedly removed from service, we may have to redeploy vessels from our other trade routes, or lease one or more vessels from third parties. As there is a relatively limited supply of U.S.-built, U.S.-owned and U.S.-flagged container vessels available for short- or long-term lease, especially on short notice, we may be unable to lease any such vessels or be faced with prohibitively high lease rates. In any such case, we may suffer a material adverse effect on our business, our operating results and our financial condition.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our shipping and logistics services, especially HITS, which could damage our reputation and harm our operating results.

Our provision of our shipping and logistics services depends on the continuing operation of our information technology and communications systems, especially HITS. We have experienced brief system failures in the past and may experience brief or substantial failures in the future. Any failure of our systems could result in interruptions in our service reducing our revenue and profits and damaging our brand. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. The occurrence of a natural disaster, or other unanticipated problems at our facilities at which we maintain and operate our systems could result in lengthy interruptions or delays in our shipping and logistics services, especially HITS.

Our vessels could be arrested by maritime claimants, which could result in significant loss of earnings and cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo, lenders and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may enforce its lien by either arresting or attaching a vessel through foreclosure proceedings. Moreover, crew members may place liens for unpaid wages that can include significant statutory penalty wages if the unpaid wages remain overdue (e.g., double wages for every day during which the unpaid wages remain overdue). The arrest or attachment of one or more of our vessels could result in a significant loss of earnings and cash flow for the period during which the arrest or attachment is continuing.

In addition, international vessel arrest conventions and certain national jurisdictions allow so-called sister-ship arrests, which allow the arrest of vessels that are within the same legal ownership as the vessel which is subject to the claim or lien. Certain jurisdictions go further, permitting not only the arrest of vessels within the same legal ownership, but also any associated vessel. In nations with these laws, an association may be recognized when two vessels are owned by companies controlled by the same party. Consequently, a claim may be asserted against us or any of our vessels for the liability of one or more of the other vessels that we own.

We are susceptible to severe weather and natural disasters.

Our operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons and earthquakes. Such events will interfere with our ability to provide the on-time scheduled service our customers demand resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with our terminal operations, and may cause serious damage to our vessels, loss or damage to containers, cargo and other equipment and loss of life or physical injury to our employees. Terminals in the South Pacific Ocean, particularly in Guam, and terminals on the east coast of the continental U.S. and in the Caribbean are particularly susceptible to hurricanes and typhoons. In the past, the terminal at our port in Guam was seriously damaged by a typhoon and our terminal in Puerto Rico was seriously damaged by a hurricane. These storms resulted in damage to cranes and other equipment and closure of these facilities. Earthquakes in Anchorage and in Guam have also damaged our terminal facilities resulting in delay in terminal operations and increased expenses. Any such damage will not be fully covered by insurance.

We may face new competitors.

Other established or start-up shipping operators may enter our markets to compete with us for business.

Existing non-Jones Act qualified shipping operators whose container ships sail between ports in Asia and the U.S. west coast could add Hawaii, Guam or Alaska as additional stops on their sailing routes for non-U.S. originated or destined cargo. Shipping operators could also add Puerto Rico as a new stop on sailings of their vessels between the continental U.S. and ports in Europe, the Caribbean, and Latin America for non-U.S. originated or destined cargo. Further, shipping operators could introduce U.S.-flagged vessels into service sailing between Guam and U.S. ports, including ports on the U.S. west coast or in Hawaii. On these routes to and from Guam no limits would apply as to the origin or destination of the cargo dropped off or picked up. In addition, current or new U.S. citizen shipping operators may purchase or charter vessels currently being built in U.S. shipyards or order the building of new vessels by U.S. shipyards and may introduce these U.S.-built vessels into Jones Act qualified service on one or more of our trade routes. These potential competitors may have access to financial resources substantially greater than our own. The entry of a new competitor on any of our trade routes could result in a significant increase in available shipping capacity that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In early 2005, Pasha Hawaii Transport Lines, a joint venture between The Pasha Group, a California-based automobile handling and logistics company, and Strong Vessel Operators LLC, a Connecticut-based operator of a U.S.-flagged ship on a trade route between the U.S. east coast and the Azores, began a Jones Act qualified shipping service between Hawaii and San Diego, utilizing one roll-on/roll-off vessel. Pasha Hawaii has targeted newly manufactured vehicles, including Chrysler and American Honda vehicles, privately-owned vehicles being shipped to and from Hawaii and larger, rolling-stock pieces, including tractors and military vehicles and equipment. Pasha Hawaii’s new service has had some limited effect on Horizon Lines through the loss of some vehicle business. We have also seen some downward rate pressure, resulting in eroding margins on vehicle shipments.

We may not exercise our purchase options for our chartered vessels.

We intend to exercise our purchase options for up to three of the vessels that we have chartered upon the expiration of their charters in January 2015. There can be no assurance that, when these options become exercisable, the price at which these vessels may be purchased will be reasonable in light of the fair market value of these vessels at such time or that we will have the funds required to make these purchases. As a result, we may not exercise our options to purchase these vessels. If we do not exercise our options, we may need to renew our existing charters for these vessels or charter replacement vessels. There can be no assurance that our existing charters will be renewed, or, if renewed, that they will be renewed at favorable rates, or, if not renewed, that we will be able to charter replacement vessels at favorable rates.

We may face unexpected substantial drydocking costs for our vessels.

Our vessels are drydocked periodically for repairs and renewals. The cost of repairs and renewals at each drydocking are difficult to predict with certainty and can be substantial. We have performed approximately six or seven drydockings per year over the last five years, with minimal impact on schedules. In addition, our vessels may have to be drydocked in the event of accidents or other unforeseen damage. Our insurance may not cover all of these costs. Large unpredictable drydocking expenses could significantly decrease our profits.

Loss of our key management personnel could adversely affect our business.

Our future success will depend, in significant part, upon the continued services of Charles G. Raymond, our President and Chief Executive Officer, John V. Keenan, our Senior Vice President and Chief Transportation Officer, Mr. John W. Handy, Executive Vice President, and M. Mark Urbania, our Senior Vice President—Finance and Administration and Chief Financial Officer. The loss of the services of any of these executive officers could adversely affect our future operating results because of their experience and knowledge of our business and customer relationships. If key employees depart, we may have to incur significant costs to replace them and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not expect to maintain key person insurance on any of our executive officers.

We are subject to, and may in the future be subject to, disputes, or legal or other proceedings, that could have a material adverse effect on us.

The nature of our business exposes us to the potential for disputes, or legal or other proceedings, from time to time relating to labor and employment matters, personal injury and property damage, environmental matters and other matters, as discussed in the other risk factors disclosed in this Form 10-K. In addition, as a common carrier, our tariffs, rates, rules and practices in dealing with our customers are governed by extensive and complex foreign, federal, state and local regulations which are the subject of disputes or administrative and/or judicial proceedings from time to time. These disputes, individually or collectively, could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by us or result in significant changes to our tariffs, rates, rules and practices in dealing with our customers that could have a material adverse effect on our future revenue and profitability.

We are currently subject to two actions before the Surface Transportation Board (“STB”). The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against the Company and Matson seeks a ruling from the STB that Horizon Lines’ Guam shipping rates during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995, and an order awarding reparations to Guam and its citizens. The second action, brought by DHX, Inc., a freight forwarder, in 1999 against the Company and Matson, challenges the reasonableness of certain rates and practices of the defendants in the Hawaii trade. DHX is seeking $11.0 million in damages. An adverse decision in either of these actions could also affect the rates that Horizon Lines would be permitted to charge on its routes and could have a material adverse effect on our future revenue and profitability. No assurance can be given that the final decision of the STB with respect to either action will be favorable to us. For additional information concerning the two actions before the STB, see “Item 3.—Legal Proceedings,” beginning on page 23 of this Form 10-K.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

As of December 25, 2005, on a consolidated basis, we had (i) approximately $448.9 million of outstanding long-term debt (exclusive of outstanding letters of credit with an aggregate face amount of $6.9 million), including capital lease obligations, (ii) approximately $244.5 million of aggregate trade payables, accrued liabilities and other balance sheet liabilities (other than the long-term debt referred to above) and (iii) a debt-to-equity ratio of approximately 2.0:1.0.

Because we have substantial debt, we require significant amounts of cash to fund our debt service obligations. Our ability to generate cash to meet scheduled payments or to refinance our obligations with respect to our debt depends on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•	operating difficulties;

•	increased operating costs;

•	increased fuel costs;

•	general economic conditions;

•	decreased demand for our services;

•	market cyclicality;

•	tariff rates;

•	prices for our services;

•	the actions of competitors;

•	regulatory developments; and

•	delays in implementing strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and might be forced to reduce or delay capital expenditures, dispose of material assets or operations, seek to obtain additional equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In particular, in the event that we are required to dispose of material assets or operations to meet our debt service obligations, we cannot be sure as to the timing of such dispositions or the proceeds that we would realize therefrom. The value realized from such dispositions will depend on market conditions and the availability of buyers, and, consequently, any such disposition may not, among other things, result in sufficient cash proceeds to repay our indebtedness. Also, the senior credit facility and the indenture governing the 9% senior notes due 2012 (the “9% senior notes”) contains covenants that may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Further, we cannot provide assurance that we will be able to restructure or refinance any of our indebtedness or obtain additional financing, given the uncertainty of prevailing market conditions from time to time, our high levels of indebtedness and the various debt incurrence restrictions imposed by the senior credit facility and the indenture for the 9% senior notes. If we are able to restructure or refinance our indebtedness or obtain additional financing, the economic terms on which such indebtedness is restructured, refinanced or obtained may not be favorable to us.

We may incur substantial indebtedness in the future. The terms of the senior credit facility and the indenture governing the 9% senior notes permit us to incur or guarantee additional indebtedness under certain circumstances. As of December 25, 2005, HLHC and HL had approximately $43.1 million of additional borrowing availability under the revolving credit facility, subject to compliance with the financial and other covenants and the other terms set forth therein. Our incurrence of additional indebtedness would intensify the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness.

Financial and other covenants under our current and future indebtedness could significantly impair our ability to operate our business.

The senior credit facility contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	dispose of assets;

•	incur additional indebtedness, including guarantees;

•	prepay other indebtedness or amend other debt instruments;

•	pay dividends or make investments, loans or advances;

•	create liens on assets;

•	enter into sale and lease-back transactions;

•	engage in mergers, acquisitions or consolidations;

•	change the business conducted by them; and

•	engage in transactions with affiliates.

In addition, under the senior credit facility, the Company and its subsidiaries are required to comply with financial covenants, comprised of leverage and interest coverage ratio requirements. Our ability to comply with these covenants will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control, and will be substantially dependent on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to various financial and business factors, including those discussed in the other risk factors disclosed in this Form 10-K, some of which may be beyond our control.

Under the senior credit facility, the Company and HL are required, subject to certain exceptions, to make mandatory prepayments of amounts under the senior credit facility with all or a portion of the net proceeds of certain asset sales and events of loss, certain debt issuances, certain equity issuances and a portion of their excess cash flow. Our circumstances at the time of any such prepayment, particularly our liquidity and ability to access funds, cannot be anticipated at this time. Any such prepayment could, therefore, have a material adverse effect on us. Mandatory prepayments are first applied to the outstanding term loans and, after all of the term loans are paid in full, then applied to reduce the loans under the revolving credit facility with corresponding reductions in revolving credit facility commitments.

The indenture that governs the 9% senior notes also contains restrictive covenants that, among other things, limit the Company and its subsidiaries to:

•	incur more debt;

•	pay dividends, redeem stock or make other distributions;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate; and

•	enter into transactions with our affiliates.

The senior credit facility and 9% senior notes indenture allow certain upstream payments to the Parent, which may impact our ability to service our debt obligations.

The Parent’s certificate of incorporation contains provisions voiding transfers of shares of any class or series of the Parent’s capital stock that would result in non-U.S. citizens, in the aggregate, owning in excess of 19.9% of the shares of such class or series. In the event that this transfer restriction would be ineffective, the Parent’s certificate of incorporation provides for the automatic transfer of such excess shares to a trust specified therein. These trust provisions also apply to excess shares that would result from a change in the status of a record or beneficial owner of shares of the Parent’s capital stock from a U.S. citizen to a non-U.S. citizen. In the event that these trust transfer provisions would also be ineffective, the Parent’s certificate of incorporation permits the redemption of such excess shares. However, the Parent has no operations and is dependent upon upstream payments from its subsidiaries to service its obligations and to pay dividends on its common stock. The senior credit facility permits upstream payments, subject to exceptions, to the Parent to fund redemptions of excess shares and to pay dividends on the Parent’s common stock. However, the terms of the 9% senior note indenture contains limitations on upstream payments which provide no specific exceptions to fund such redemptions of excess shares and any future indebtedness may contain similar limitations.

In addition, we may not be able to redeem such excess shares because our operations may not have generated sufficient excess cash flow to fund such a redemption. If such a situation occurs, there is no guarantee that we will be able to obtain the funds necessary to effect such a redemption on terms satisfactory to us or at all.

If, for any of the foregoing reasons or otherwise, we are unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of such class or series, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series, or fail to exercise our redemption right because we are unaware that such ownership exceeds such percentage, we will likely be unable to comply with applicable maritime laws. If all of the citizenship-related safeguards in our certificate of incorporation fail at a time when ownership of shares of any class or series of our stock is in excess of 25.0% of such class or series, we will likely be required to suspend our Jones Act operations. Any such actions by governmental authorities would have a severely detrimental impact on our results of operations.

In addition, if we make upstream payments, for any reason, including the above, this will reduce the amount of cash flows available to service our debt obligations.

The senior credit facility and the indenture that governs the 9% senior notes contain cross-default provisions that may result in nearly all of our indebtedness coming due simultaneously.

The breach of any of the covenants or restrictions contained in the senior credit facility could result in a default under the indenture governing the 9% senior notes that would permit the noteholders thereunder to declare all amounts outstanding under such indenture to be due and payable, together with accrued and unpaid interest, resulting in the acceleration of the amounts outstanding under the senior credit facility as well. Similarly, the breach of any of the covenants or restrictions contained in the indenture governing the 9% senior notes would permit the lenders under the senior credit facility to declare all amounts outstanding under such facility to be due and payable, together with accrued and unpaid interest, resulting in the acceleration of the amounts outstanding under such indenture. If the indebtedness under the senior credit facility and the indenture governing the 9% senior notes were to be accelerated, the aggregate amount of indebtedness immediately due and payable as of December 25, 2005 would have been approximately $443.9 million. We do not have sufficient liquidity to repay this amount if all of such indebtedness were to be accelerated, and we may not have sufficient liquidity in the future and may not be able to borrow money from other lenders to enable us to refinance all of such indebtedness.

Our substantial indebtedness and future indebtedness could significantly impair our operating and financial condition.

The required payments on our substantial indebtedness and future indebtedness, as well as the restrictive covenants contained in the senior credit facility and the indenture governing the 9% senior notes could significantly impair our operating and financial condition. For example, these required payments and restrictive covenants could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under our revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

We may incur substantial indebtedness in the future. Our incurrence of additional indebtedness would intensify the risks described above.

The senior credit facility exposes us to the variability of interest rates.

The Company has outstanding a $246.9 million term loan, which bears interest at variable rates. The Company also has a revolving credit facility which provides for borrowings of up to $50.0 million, which bears interest at variable rates. The interest rates applicable to the senior credit facility vary with the prevailing corporate base rate offered by the administrative agent under the senior credit facility or with LIBOR. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. Each quarter point change in interest rates would result in a $0.6 million change in annual interest expense on the term loan. Accordingly, a significant rise in interest rates would adversely affect our financial results.

The 9% senior notes are unsecured and structurally subordinated to some of our obligations, including obligations under our senior credit facility.

The indenture that governs the 9% senior notes permits us to incur certain secured indebtedness, including indebtedness under our senior credit facility, which is secured by a lien on substantially all of our assets, including pledges of all or a portion of the capital stock of certain of our subsidiaries. The 9% senior notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default occurs under our senior credit facility, the senior secured lenders will have a prior right to our assets, to the exclusion of the holders of the 9% senior notes. In such event, such assets would first be used to repay in full all amounts outstanding under our senior credit facility, resulting in all or a portion of our assets being unavailable to satisfy the claims of the holders of Notes and other unsecured indebtedness.

In addition, the 9% senior notes are structurally subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee such 9% senior notes. As a result of the foregoing, in the event of our bankruptcy, insolvency, liquidation or reorganization, holders of the 9% senior notes may not be fully paid and may not be paid at all even though other creditors may receive full payment for their claims.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture that governs the 9% senior notes.

If we experience specified changes of control, we would be required to make an offer to purchase all of the 9% senior notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The occurrence of specified events that would constitute a change of control will constitute a default under our senior credit facility. In addition, our senior credit facility will prohibit the purchase of the 9% senior notes by us in the event of a change of control, unless and until such time as the indebtedness under our senior credit facility is repaid in full. In addition, our failure to purchase the 9% senior notes after a change of control in accordance with the terms of the indenture, would result in a default under our senior credit facility.

The inability to repay the indebtedness under our senior credit facility would also constitute an event of default under the indenture that governs the 9% senior notes, which could have materially adverse consequences to us and to the holders of the 9% senior notes. In the event of a change of control, we cannot provide assurance that we would have sufficient assets to satisfy all of our obligations under our senior credit facility and the 9% senior notes. Our future indebtedness may also require such indebtedness to be repurchased upon a change of control.

Our being subject to certain fraudulent transfer and conveyance statutes may have adverse implications for the holders of the 9% senior notes.

If, under relevant federal and state fraudulent transfer and conveyance statutes, in a bankruptcy or reorganization case or a lawsuit by or on behalf of unpaid creditors, a court were to find that, at the time the 9% senior notes were issued by Horizon Lines Holding and HL or guaranteed by their subsidiary guarantors:

•	the guarantors guaranteed the 9% senior notes with the intent of hindering, delaying or defrauding current or future creditors, or the guarantors received less than reasonably equivalent value or fair consideration for issuing or guaranteeing the 9% senior notes, as applicable; and

•	any of Horizon Lines Holding And HL or their subsidiary guarantors, as the case may be,

•	was insolvent or was rendered insolvent by reason of the incurrence or guarantee, as applicable, of the indebtedness constituting the 9% senior notes,

•	was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital,

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured, or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment the judgment is unsatisfied,

such court could avoid or subordinate the 9% senior notes or the relevant guarantee to presently existing and future indebtedness of Horizon Lines Holding And HL and their subsidiary guarantors, as the case may be, and take other action detrimental to the holders of the 9% senior notes including, under certain circumstances, invalidating the 9% senior notes or the parent guarantees.

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied in any such proceeding. Generally, however, an issuer or guarantor would be considered insolvent if, at the time it incurs or guarantees, as the case may be, the indebtedness constituting the 9% senior notes, either:

•	the sum of its debts, including contingent liabilities, is greater than its assets, at a fair valuation; or

•	the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured.

We cannot provide assurance as to what standards a court would use to determine whether an issuer or guarantor, as the case may be, was solvent at the relevant time, or whether, whatever standard was used, the 9% senior notes or guarantees would not be avoided on another of the grounds described above.

Our indirect stockholders may take actions that conflict with your interests.

Castle Harlan and its affiliates (“The Castle Harlan Group”), as the holder of a majority of the equity of the Parent, effectively has the power to elect our directors, who in turn have the right to appoint our executive officers and approve all actions requiring the approval of the holders of our equity securities, including adopting amendments to our formation or organizational documents and approving mergers, acquisitions or sales of all or substantially all of our assets.

The interests of The Castle Harlan Group, any other indirect controlling stockholders and other indirect stockholders may conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of The Castle Harlan Group, any other indirect controlling stockholders and other indirect stockholders as holders of our equity might conflict with the interests of the holders of the 9% senior notes. The Castle Harlan Group, any other indirect controlling stockholders and other indirect stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the 9% senior notes.

Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows.

Part of our growth strategy may include pursuing acquisitions. Any integration process may be complex and time-consuming, may be disruptive to our business and may cause an interruption of, or a distraction of our management’s attention from, our business as a result of a number of obstacles, including but not limited to:

•	the loss of key customers of the acquired company;

•	the incurrence of unexpected expenses and working capital requirements;

•	a failure of our due diligence process to identify significant issues or contingencies;

•	difficulties assimilating the operations and personnel of the acquired company;

•	difficulties effectively integrating the acquired technologies with our current technologies;

•	our inability to retain key personnel of acquired entities;

•	a failure to maintain the quality of customer service;

•	our inability to achieve the financial and strategic goals for the acquired and combined businesses; and

•	difficulty in maintaining internal controls, procedures and policies.

Any of the foregoing obstacles, or a combination of them, could negatively impact our net income and cash flows.

We have not completed any acquisitions to date. We may not be able to consummate acquisitions in the future on terms acceptable to us, or at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of such obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations.

We may be exposed to potential risks resulting from new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act requires that publicly reporting companies cause their managements to perform annual assessments of the effectiveness of their internal controls over financial reporting and their independent auditors to prepare reports that address such assessments. As a result of the exchange offer for the 9% senior notes, the Company is required to satisfy the requirements of Section 404 for the fiscal year ended December 24, 2006.

If we are able to proceed with a complete assessment in a timely manner, we may identify deficiencies which we may not be able to remediate, may identify deficiencies which will demand significant resources to remediate or may be unable to identify existing deficiencies at all. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed and investors could lose confidence in our reported financial information. Our compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our other operations and could require a restructuring of our internal financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations. The applicability of the Sarbanes-Oxley Act to us could make it more difficult and more expensive for us to obtain director and officer liability insurance, and also make it more difficult for us to attract and retain qualified individuals to serve on our boards of directors (and, particularly, our audit committee), or to serve as executive officers.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease all of our facilities, including our terminal and office facilities located at each of the ports upon which our vessels call as well as our central sales and administrative offices and regional sales offices. The following table sets forth the locations, descriptions, and square footage of our significant facilities as of December 25, 2005:

Location	Description of Facility	Square Footage(1)
Anchorage, Alaska	Stevedoring building and various terminal and related property	1,356,248
Atlanta, Georgia	Regional sales office	911
Charlotte, North Carolina	Corporate headquarters	28,900
Chicago, Illinois	Regional sales office	1,533
Dallas, Texas	Operations center	42,511
Dedeo, Guam	Terminal and related property	108,425
Dominican Republic	Operations office	1,500
Dutch Harbor, Alaska	Office and various terminal and related property	740,015
Elizabeth, New Jersey	Terminal supervision and sales office	4,994
Honolulu, Hawaii	Terminal property	29,108	(2)
Houston, Texas	Terminal supervision and sales office	497
Jacksonville, Florida	Terminal supervision and sales office	3,848
Kenilworth, New Jersey	Ocean shipping services office	12,110
Kodiak, Alaska	Office and various terminal and related property	265,232
Long Beach, California	Terminal supervision office	843,307
Oakland, California	Office and various terminal and related property	279,131
Piti, Guam	Office and various terminal and related property	24,837
Renton, Washington	Regional sales office	9,010
San Juan, Puerto Rico	Office and various terminal and related property	3,521,102
Tacoma, Washington	Office and various terminal and related property	794,314

(1)	Square footage for marine terminal facilities excludes common use areas used by other terminal customers and us.
(2)	Excludes 1,647,952 square feet of terminal property which we have the option to use and pay for on an as-needed basis.

Item 3. Legal Proceedings

In the ordinary course of our business, from time to time, we become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employee’s personal injury claims, and claims for loss or damage to the person or property of third parties. We generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. We also, from time to time, become involved in routine employment-related disputes and disputes with parties with which we have contracts.

There are two actions currently pending before the STB involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA. The STB is expected to issue a ruling in 2006 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. HL filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its show cause order and notified the parties that it had scheduled oral argument on the merits of the Phase II issues on November 16, 2005. No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there was an unfavorable outcome.

The second action currently pending before the STB involving HL, brought by DHX, Inc. in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which was repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. HL has filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. DHX filed an appellant brief on November 10, 2005. HL is currently preparing its response to the DHX brief. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company does not have an established trading market for its equity securities. The Company is a direct wholly-owned subsidiary of HLFHC and HLFHC is a direct wholly owned subsidiary of the Parent.

The Company’s bank agreement and the indenture with respect to the Senior Notes restrict the ability of the Company to make dividends and distributions in respect of their equity.

The Parent’s Common Stock is traded on the New York Stock Exchange under the ticker symbol HRZ. As of February 23, 2006, there were approximately 1,352 holders of record of the Common Stock.

2005	High	Low	Dividends Paid
Fourth Quarter	$12.99	$10.00	$0.11

During the fourth quarter of 2005, there have been no purchases of shares of the Parent’s common stock, by or on behalf of the Parent or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The five year selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 30 of this Form 10-K, and our consolidated and combined financial statements and the related notes appearing in Item 15 of this Form 10-K.

All combined and consolidated financial data for the period (or any portion thereof) from December 22, 2000 through February 26, 2003 reflect the combined company CSX Lines, LLC and its wholly owned subsidiaries, CSX Lines of Puerto Rico, Inc., and the Domestic Liner Business of SL Service, Inc. (formerly known as Sea-Land Service, Inc.), all of which were stand-alone wholly owned entities of CSX Corporation (Predecessor B). All combined and consolidated financial data for the periods (or any portion thereof) from February 27, 2003 through December 25, 2005 reflect the Company on a consolidated basis. The Company, during the period from December 22, 2003 through July 6, 2004, is referred to as “Predecessor A”. The Parent was formed on July 7, 2004 as an acquisition vehicle to acquire the equity interest in the Company. The foregoing acquisition and related financing and other transactions, referred to in this Form 10-K collectively as the “Acquisition-Related Transactions” or “merger,” included a merger, whereby the Company became a direct wholly-owned subsidiary. Horizon Lines, Inc. was formed at the direction of Castle Harlan Partners IV. L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc.

We have a 52- or 53-week fiscal year (every sixth or seventh year) that ends on the Sunday before the last Friday in December. The fiscal year ended December 23, 2001, December 22, 2002, the twelve months ended December 21, 2003, and the year ended December 25, 2005 each consisted of 52 weeks. The twelve months ended December 26, 2004 consisted of 53 weeks.

Certain prior period balances have been reclassified to conform with the current period presentation.

Selected Financial Data is as follows:

($ in thousands)

	Horizon Lines Holding Corp.			Predecessor A			Predecessor B
	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	Period from July 7, 2004 through December 26, 2004	Period from December 22, 2003 through July 6, 2004	Twelve Months Ended December 21, 2003	Period from February 27, 2003 through December 21, 2003	Period from December 23, 2002 through February 26, 2003	Year Ended December 22, 2002	Year Ended December 23, 2001
Statement of Operations Data:
Operating revenue	$1,096,156	$980,328	$481,898	$498,430	$885,978	$747,567	$138,411	$804,424	$714,653
Operating income (loss)	67,356	52,537	31,876	20,661	38,213	40,734	(2,521)	37,408	32,201
Interest expense, net (1)	38,845	25,479	17,682	7,797	13,417	12,996	421	1,908	3,774
Net income (loss)	13,564	16,752	8,791	7,961	15,113	17,162	(2,049)	21,751	18,428

	December 25, 2005	December 26, 2004	December 21, 2003	December 22, 2002	December 23, 2001
Balance Sheet Data:
Cash and cash equivalents	$41,083	$56,264	$41,811	$40,342	$47,087
Working capital (deficit)	52,552	65,548	46,192	25,301	(51,757)
Total assets	912,967	930,809	492,554	321,129	505,716
Long-term debt, including capital lease obligations, net of current portion(1)	446,239	497,382	165,417	—	132,128
Total debt, including capital lease obligations	448,909	500,043	165,570	—	153,330
Stockholders’ equity	219,523	188,356	96,860	113,985	70,154

	Horizon Lines Holding Corp.				Predecessor A			Predecessor B
	Year Ended Dec. 25, 2005		Twelve Months Ended Dec. 26, 2004	Period from July 7, 2004 through Dec. 26, 2004	Period from Dec. 22, 2003 through July 6, 2004	Twelve Months Ended Dec. 21, 2003	Period from Feb. 27, 2003 through Dec. 21, 2003	Period from Dec. 23, 2002 through Feb. 26, 2003	Year Ended Dec. 22, 2002	Year Ended Dec. 23, 2001
Other Financial Data:
EBITDA(2)	$129,125		$114,208	$63,796	$50,412	$84,618	$80,887	$3,731	$75,556	$75,851
Capital expenditures(3)	41,234		32,889	11,000	21,889	35,150	16,680	18,470	19,298	10,637
Vessel drydocking payments	16,038		12,273	2,075	10,198	16,536	12,029	4,507	15,905	13,900
Cash flows provided by (used in):
Operating activities	73,182		70,918	73,846	(2,928)	44,048	81,375	(37,327)	(1,840)	66,426
Investing activities(3)(4)	(38,817)		(694,563)	(673,923)	(20,640)	(350,666)	(332,196)	(18,470)	(4,905)	(5,364)
Financing activities(4)	(49,546)		656,254	656,341	(87)	305,687	289,720	15,967	—	(13,977)
Ratio of earnings to fixed charges	(5	) 1.34x	1.52x	1.48x	1.58x	1.61x	1.79x	—	2.05x	1 .65x

(1)	During 2001 and 2002 we incurred interest charges totaling $13.6 million and $7.1 million, respectively, on outstanding debt that had been borrowed in prior years to fund vessel construction costs of our Alaska D-7 vessels and equipment purchases. To fund principal and interest payments on this debt we held investments from which we earned interest income. Interest income from these investments, as well as other investments, totaled $10.2 million and $5.2 million during fiscal years ended 2001 and 2002, respectively. During the year ended December 22, 2002, substantially all of the $84.8 million of Collateralized Extendible Notes and $68.5 million of other long-term debt and capital lease obligations of the combined company CSX Lines LLC and its wholly owned subsidiaries, CSX Lines of Puerto Rico, Inc. and the Domestic Liner Business of SL Service, Inc. were either repaid or assumed by CSX Corporation, resulting in no total debt outstanding as of December 22, 2002. Debt and interest of $8.9 million incurred during 2003 was in conjunction with the February 27, 2003 purchase transaction. The period from February 27, 2003 through December 21, 2003 and the period from December 22, 2003 through July 6, 2004 include interest expense-preferred units of subsidiary of $4.5 million and $2.7 million, respectively. Outstanding debt as of December 21, 2003 was repaid in connection with the July 7, 2004 Acquisition-Related Transactions. On July 7, 2004, as part of the Acquisition-Related Transactions, $250.0 million original principal amount of 9% senior notes were issued, $250.0 million was borrowed under the term loan facility, $6.0 million was borrowed under the revolving credit facility and interest began to accrue thereon. During the fourth quarter of 2005, utilizing proceeds from the Parent’s initial public offering and cash flows generated from operations, the Company repurchased $53.0 million of the 9% senior notes. As of December 25, 2005, $197.0 million principal amount of 9% senior notes, $246.9 million of borrowing under the term loan facility, $4.5 million of notes issued by owner trustees, and capital lease obligations, net of current portion, with a carrying value of $0.3 million, were outstanding.
(2)	EBITDA is defined as net income plus interest expense, income taxes, depreciation and amortization. We believe that in addition to GAAP based financial information, the EBITDA is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require Horizon Lines Holding and its subsidiaries to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and restrict upstream cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by Horizon Lines of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to EBITDA is included below ($ in thousands):

	Horizon Lines Holding Corp.			Predecessor A			Predecessor B
	Year Ended Dec. 25, 2005	Twelve Months Ended Dec. 26, 2004	Period from July 7, 2004 through Dec. 26, 2004	Period from Dec. 22, 2003 through July 6, 2004	Twelve Months Ended Dec. 21, 2003	Period from Feb. 27, 2003 through Dec. 21, 2003	Period from Dec. 23, 2002 through Feb. 26, 2003	Year Ended Dec. 22, 2002	Year Ended Dec. 23, 2001
Net income (loss)	$13,564	$16,752	$8,791	$7,961	$15,113	$17,162	$(2,049)	$21,751	$18,428
Interest expense	40,400	25,741	17,866	7,875	13,593	13,126	467	7,133	13,924
Income tax expense (benefit)	8,254	10,284	5,388	4,896	9,615	10,576	(961)	13,707	9,816
Depreciation and amortization	66,907	61,431	31,751	29,680	46,297	40,023	6,274	32,965	33,683

EBITDA	$129,125	$114,208	$63,796	$50,412	$84,618	$80,887	$3,731	$75,556	$75,851

(3)	Includes the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, for $25.2 million during the year ended December 25, 2005. Includes vessel purchases of $11.9 million, $7.7 million, $21.9 million, and $5.5 million for the period from December 22, 2003 through July 6, 2004, the period from July 7, 2004 through December 26, 2004, the period from February 27, 2003 through December 21, 2003, and the year ended December 22, 2002, respectively.
(4)	During 2003, the amounts in cash flows provided by (used in) investing and financing activities primarily represent the accounting for the February 27, 2003 purchase transaction. Investing activities related to the February 27, 2003 purchase transaction included the purchase price of $296.2 million and spending for transaction costs of $18.8 million. Financing activities related to the February 27, 2003 purchase transaction included the initial capitalization of $80.0 million and borrowings under the term loan facility of $175.0 million and the issuance of preferred and common units to CSX Corporation and its affiliates with an aggregate original cost totaling $60.0 million. During 2004, the amounts in cash flows provided by (used in) investing primarily represent the accounting for the Acquisition-Related Transactions and financing activities primarily represent the accounting for the Acquisition-Related Transactions and subsequent financing transactions. Investing activities related to the Acquisition-Related Transactions included the acquisition consideration of $663.3 million and spending for transaction costs. Financing activities related to the Acquisition-Related Transactions included a capital contribution of $157.0 million, $250.0 million borrowed under the term loan facility, $6.0 million borrowed under the revolving credit facility, and the issuance of the 9% senior notes in the aggregate original principal amount of $250.0 million. Financing activities during 2005 included the utilization of net dividends received in connection with the Parent’s initial public offering, along with cash flows generated from operations, to redeem $53.0 million principal amount of the 9% senior notes and to pay associated debt redemption premiums.
(5)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of financing costs and the portion of operating rental expense (33%) which management believes is representative of the interest component of rent expense. For the period from December 23, 2002 through February 26, 2003, earnings were insufficient to cover fixed charges by $3.0 million. The calculation of the ratio of earnings to fixed charges is noted below ($ in thousands):

	Horizon Lines Holding Corp.			Predecessor A			Predecessor B
	Year Ended Dec. 25, 2005	Twelve Months Ended Dec. 26, 2004	Period from July 7, 2004 through Dec. 26, 2004	Period from Dec. 22, 2003 through July 6, 2004	Twelve Months Ended Dec. 21, 2003	Period from Feb. 27, 2003 through Dec. 21, 2003	Period from Dec. 23, 2002 through Feb. 26, 2003	Year Ended Dec. 22, 2002	Year Ended Dec. 23, 2001
Pretax income (loss)	$21,818	$27,036	$14,179	$12,857	$24,728	$27,738	$(3,010)	$35,458	$28,244
Interest expense	40,400	25,741	17,866	7,875	13,593	13,126	467	7,133	13,924
Rentals	24,530	26,193	11,836	14,357	26,662	22,113	4,549	26,674	29,412
Total fixed charges	64,930	51,934	29,702	22,232	40,255	35,239	5,016	33,807	43,336

Pretax earnings plus fixed charges	$86,748	$78,970	$43,881	$35,089	$64,983	$62,977	$2,006	$69,265	$71,580
Ratio of earnings to fixed charges	1.34x	1.52x	1.48x	1.58x	1.61x	1.79x	—	2.05x	1.65x

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Selected Consolidated and Combined Financial Data and our annual audited consolidated and combined financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward looking statements, see Safe Harbor Statement on page 2 of this Form 10-K.

Executive Overview

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	Twelve Months Ended December 21, 2003
	($ in thousands)
Operating revenue	$1,096,156	$980,328	$885,978
Operating expense	1,028,800	927,791	847,765

Operating income	$67,356	$52,537	$38,213

Operating ratio	93.9%	94.6%	95.7%

Revenue containers (units)	307,895	308,435	289,360

Operating revenue increased by $115.8 million or 11.8% from the twelve months ended December 26, 2004 to the year ended December 25, 2005. This revenue growth is primarily attributable to rate improvements resulting from favorable changes in cargo mix, general rate increases, increased bunker and intermodal fuel surcharges to help offset significant increases in fuel costs, and revenue increases from non-transportation and other revenue services. This revenue increase is offset slightly by lower container volumes due to 53 weeks in the twelve months ended December 26, 2004 compared to 52 weeks in the year ended December 25, 2005.

Operating expenses increased by $101.0 million or 10.9% from the twelve months ended December 26, 2004 to the year ended December 25, 2005. Factors contributing to the increase in operating expenses include significant increases in vessel fuel expense, increases in rail and truck transportation costs as a result of increases in fuel prices, and higher depreciation and amortization costs due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the consummation on July 7, 2004 of the Acquisition-Related transactions. The increase is also due to a $7.5 million charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan, Inc. This termination was in conjunction with the Parent’s initial public offering.

Operating income increased by $14.8 million or 28.2% from the twelve months ended December 26, 2004 to the year ended December 25, 2005, generating an improvement in operating ratio from 94.6% during the twelve months ended December 26, 2004 to 93.9% in the year ended December 25, 2005.

Operating revenue increased by $94.4 million or 10.7% from the twelve months ended December 21, 2003 to the twelve months ended December 26, 2004. This revenue growth is primarily attributable to revenue container growth, mostly driven by market growth, in addition to increases in bunker and intermodal fuel surcharges to help offset increases in fuel costs, general rate increases, and increases from non-transportation and other revenue services.

Operating expense increased by $80.0 million or 9.4% from the twelve months ended December 21, 2003 to the twelve months ended December 26, 2004. This increase was due in part to the inclusion of 53 weeks in the twelve months ended December 26, 2004. Other factors contributing to this increase were higher total revenue container volume, increased charges from rail and truck service providers, and fuel price increases.

Operating income improved by $14.3 million or 37.5% from the twelve months ended December 21, 2003 to the twelve months ended December 26, 2004, generating an improvement in operating ratio from 95.7% during the twelve months ended December 21, 2003 to 94.6% during the twelve months ended December 26, 2004.

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 22,700 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan.

History and Transactions

Our long operating history dates back to 1956, when Sea-Land Service, Inc. pioneered the marine container shipping industry and established our business. In 1958, we introduced container shipping to the Puerto Rico market and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. Today, as the only Jones Act vessel operator with an integrated organization serving Alaska, Puerto Rico, and Hawaii, we are uniquely positioned to serve our customers that require shipping and logistics services in more than one of these markets.

On February 27, 2003, Horizon Lines Holding (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation (referred to herein as CSX), which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (referred to herein as the Predecessor Company), and 100% of CSX Lines of Puerto Rico, Inc. (referred to herein as the Predecessor Puerto Rico Entity), which together constitute our business today. This transaction is referred to in this Form 10-K as the February 27, 2003 purchase transaction. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc.

On July 7, 2004, as part of the Acquisition-Related Transaction, H-Lines Subcorp., a wholly-owned subsidiary of the parent merged with and into Horizon Lines Holding, with the latter entity as the survivor of the merger. As a result, Horizon Lines Holding became a wholly-owned subsidiary of Horizon Lines, Inc. Horizon Lines, Inc. was formed at the direction of CHP IV, a private equity investment fund managed by Castle Harlan, Inc., which provided a substantial portion of the equity financing and bridge financing in connection with the Acquisition-Related Transactions.

The consideration that was paid in the Acquisition-Related Transactions consisted of approximately $663.3 million in cash, net of purchase price adjustments, but including transaction costs. This amount was used to repay certain indebtedness of Horizon Lines Holding and its subsidiaries, to pay the equity holders of Horizon Lines Holding for their equity interests in Horizon Lines Holding, and to pay certain other equity holders for their minority equity interests in Horizon Lines, the principal operating subsidiary of Horizon Lines Holding.

On December 6, 2004, the Parent formed HLFHC as a wholly-owned direct subsidiary and contributed all of its shares of the capital stock of the Company to HLFHC. As a result, the Company became a direct wholly-owned subsidiary of HLFHC.

On September 30, 2005, the Parent issued and sold the Initial Shares of its common stock in the initial public offering at a price of $10.00 per share, less the underwriters’ discount of 7% per share. On October 14, 2005, the Parent issued and sold the Additional Shares of its common stock to the underwriters of its initial public offering at a price of $10.00 per share, representing the initial public offering price to the public, less the underwriters’ discount of 7% per share. These 1,875,000 shares were issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Parent granted to them with respect to the initial public offering. The Parent used the proceeds to repurchase certain indebtedness, pay related debt redemption premiums, redeem its outstanding preferred stock, and pay related transaction expenses. In conjunction with the consummation of the initial public offering, on September 30, 2005, the margin applicable to the term loan facility decreased to 1.25% and 2.25% from 1.50% and 2.50%, for base rate loans and LIBOR loans, respectively.

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Horizon Lines Holding as of December 25, 2005 and December 26, 2004 and for the period from February 27, 2003 through December 25, 2005. For dates prior to February 27, 2003, the combined financial statements include the accounts of the Predecessor Company and its wholly-owned subsidiaries, the Predecessor Puerto Rico Entity, and the Domestic Liner Business of SL Service, Inc. (formerly known as Sea-Land Service, Inc.), all of which were stand-alone wholly-owned entities of CSX.

The financial statements for periods prior to February 27, 2003 have been prepared using CSX’s basis in the assets and liabilities presented as of the dates specified therein and the historical results of operations for such periods. The financial statements for periods subsequent to February 26, 2003 but prior to July 7, 2004 have been prepared using Horizon Lines Holding’s basis in the assets and liabilities acquired in the February 27, 2003 purchase transaction, determined by applying the purchase method of accounting to such transaction, and the assets and liabilities so acquired were valued on Horizon Lines Holding’s books at Horizon Lines Holding’s assessment of their fair market value. The financial statements for periods subsequent to July 6, 2004 have been prepared using the basis of Horizon Lines Holding in the assets and liabilities deemed acquired by Horizon Lines, Inc. in the Acquisition-Related Transactions, determined by applying the purchase method of accounting to such transactions, and the assets and liabilities so acquired were valued on Horizon Lines Holding’s books at Horizon Lines Holding’s assessment of their fair market value. The consolidated financial information included in this Form 10-K may not necessarily reflect the consolidated financial position, operating results, changes in stockholders’ equity, and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during the periods preceding February 27, 2003.

The information for the twelve months ended December 21, 2003 and December 26, 2004 discussed below represents the combined financial information for the appropriate pre-acquisition and post-acquisition periods to present more meaningful information on a comparative annual basis.

Certain prior period balances have been reclassified to conform with the current period presentation. This change reflects the reclassification of the purchase by Maersk, an international shipping company, and certain of our Jones Act competitors, of container space on our vessels to operating revenue from the prior classification thereof as an offset to operating expense. The effect of this reclassification on our operating revenue was an increase of $60.2 million and $54.3 million for the twelve months ended December 26, 2004 and December 21, 2003, respectively. For each of these years or twelve-month periods, the impact of this change was an increase in operating revenue and an increase of equal amount in operating expense.

Fiscal Year

We have a 52- or 53-week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The fiscal year ended December 25, 2005 and the twelve months ended December 21, 2003 each consisted of 52 weeks. The twelve months ended December 26, 2004 consisted of 53 weeks.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based on future events which cannot be determined with certainty, the actual results could differ from these estimates.

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

Allowance for Credits and Doubtful Accounts

We record an allowance for doubtful accounts based upon a number of factors, including historical uncollectible amounts, ongoing credit evaluations of customers, customer markets and overall economic conditions. Historical trends are continually reviewed with adjustments made to the allowance for doubtful accounts as appropriate. If the financial condition of our customers were to deteriorate resulting in a perceived impairment of their ability to make payments, specific allowances might be taken. In addition, the Company maintains allowances for credits issued to customers, which are recorded as a reduction to revenue.

Casualty Claims

We purchase insurance coverage for a portion of our exposure related to certain employee injuries (workers’ compensation and compensation under the Longshore and Harbor Workers’ Compensation Act), vehicular and vessel collision, accidents and personal injury and cargo claims. Most insurance arrangements include a level of self-insurance (self-retention or deductible) applicable to each claim or vessel voyage, but provide an umbrella policy to limit our exposure to catastrophic claim costs. The amounts of self-insurance coverage change from time to time. Our current insurance coverage specifies that the self-insured limit on claims ranges from $2,500 to $1,000,000. Our safety and claims personnel work directly with representatives from our insurance companies to continually update the anticipated residual exposure for each claim. In establishing accruals and reserves for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. Changes in the perceived severity of previously reported claims, significant changes in medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves.

Goodwill, Purchase Costs and Other Identifiable Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” previously recorded goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual undiscounted cash flow impairment tests. If there is an apparent impairment, a new fair value of the reporting unit would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.

Customer contracts and trademarks were valued on July 7, 2004, as part of the Acquisition-Related Transactions, by an independent third-party valuation company using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of our customer contracts includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. The value of our trademarks and service marks is based on various factors including the strength of the trade or service name in terms of recognition and generation of pricing premiums and enhanced margins. We amortize customer contracts and trademarks and service marks on a straight-line method over the estimated useful life of nine to fifteen years. We evaluate these assets annually for potential impairment in accordance with SFAS 142.

Shipping Rates

We publish tariffs with fixed rates for all three of our Jones Act trade routes. These rates are subject to regulation by the STB. However, in the case of our Puerto Rico and Alaska trade routes, we primarily ship containers on the basis of confidential negotiated transportation service contracts that are not subject to rate regulation by the STB.

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

Deferred Tax Assets

Deferred tax items represent expenses recognized for financial reporting purposes that may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. We record an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely.

Union Plans

We contribute to multiemployer health, welfare and pension plans for employees covered by collective bargaining agreements. The amounts of these contributions, absent a termination, withdrawal or determination by the Internal Revenue Service, are determined in accordance with these agreements. Our health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the applicable period and recognize as a liability any contributions due and unpaid. We contributed to such multiemployer plans $ 10.0 million for the year ended December 25, 2005, $10.2 million for the twelve months ended December 26, 2004, and $10.5 million for the twelve months ended December 21, 2003.

We have a noncontributory pension plan that covered 27 union employees as of December 25, 2005. Costs of the plan are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. We expense amounts as paid in accordance with the applicable union agreements. Amounts recorded for the pension plan covering the 27 union employees reflect estimates related to future interest rates, investment returns and employee turnover. We review all assumptions and estimates on an ongoing basis. We record an additional minimum pension liability adjustment, when necessary, for the amount of underfunded accumulated pension obligations in excess of accrued pension costs.

Property and Equipment

We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 40 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

We evaluate each of our long-lived assets for impairment using undiscounted future cash flows relating to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004) “Share-Based Payments” (“SFAS 123R”) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its interpretations, and amends SFAS No. 95 “Statement of Cash Flows.” FASB 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company adopted SFAS 123R in the fourth quarter of 2005 with respect to newly issued stock options.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii and Guam. We charge our customers on a per load basis and price our services based on the length of inland and ocean cargo transportation hauls, type of cargo and other requirements, such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. At times, there is a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in insufficient recovery of our fuel costs during sharp hikes in the price of fuel and recoveries in excess of our fuel costs when fuel prices level off or decline.

Over 90% of our revenues are generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) trucking and warehousing services for third-parties and (vi) other non-transportation services.

As used in this Form 10-K, the term “revenue containers” connotes containers that are transported for a charge (as opposed to empty containers).

Operating Expense Overview

Our operating expenses consist primarily of marine operating costs, inland transportation costs, vessel operating costs, land costs and rolling stock rent. Our marine operating costs consist of stevedoring, port charges, wharfage and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our vessel operating costs consist primarily of crew payroll costs and benefits, vessel fuel costs, vessel maintenance costs, space charter costs, vessel insurance costs and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our vessel fuel consumption has been generally constant for corresponding years or corresponding interim periods, since the number of active vessels, voyages and destinations have generally been the same for corresponding years or corresponding interim periods. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets and various dry and refrigerated containers.

Year Ended December 25, 2005 Compared to Twelve Months Ended December 26, 2004

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	% Change
	($ in thousands)
Operating revenue	$1,096,156	$980,328	11.8%

Operating expense:
Vessel	300,324	247,314	21.4%
Marine	195,279	190,554	2.5%
Inland	190,205	170,443	11.6%
Land	138,320	131,044	5.6%
Rolling stock rent	43,179	40,988	5.3%

Operating expense	867,307	780,343	11.1%

Depreciation and amortization	51,141	45,570	12.2%
Amortization of vessel drydocking	15,766	15,861	(0.6)%
Selling, general and administrative	93,937	83,857	12.0%
Miscellaneous expense, net	649	2,160	(70.0)%

Total operating expenses	1,028,800	927,791	10.9%

Operating income	$67,356	$52,537	28.2%

Operating ratio	93.9%	94.6%	0.7%

Revenue containers (units)	307,895	308,435	(0.2)%

Operating Revenue. Operating revenue increased to $1,096.2 million for the year ended December 25, 2005 from $980.3 million for the twelve months ended December 26, 2004, an increase of $115.8 million, or 11.8%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume decrease	$(1,567)
More favorable cargo mix and general rate increases	42,345
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	33,166
Management contract to manage seven oceanographic vessels for the U.S. Government and management contract to manage two Ready Reserve Fleet vessels	21,671
Growth in other non-transportation services	20,213

Total operating revenue increase	$115,828

The decreased revenue due to lower container volume for the year ended December 25, 2005 compared to the twelve months ended December 26, 2004 is primarily a result of a 52 week accounting year in 2005 compared to a 53 week accounting year in 2004 and a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This decreased volume mostly offset by strong market demand for transportation services in the markets we serve, particularly in the Alaska market. Bunker and intermodal fuel surcharges included in our transportation revenue accounted for approximately 8% of total revenue in the year ended December 25, 2005 and approximately 6% of total revenue in the year ended December 26, 2004. We increased our bunker and intermodal fuel surcharges several times throughout 2005 as a result of significant increases in the cost of fuel for our vessels in addition to fuel increases passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge. The management contract to manage seven oceanographic vessels was awarded to us in the fourth quarter of the twelve month period ended December 26, 2004 and the management contract to manage two Ready Reserve Fleet vessels was awarded to us in the third quarter of fiscal year 2005. The growth in other non-transportation services includes increases in agency and terminal services provided to third parties, other ancillary services, and space charter revenue not included in transportation revenue.

Operating Expense. Operating expense increased to $867.3 million for the year ended December 25, 2005 from $780.3 million for the twelve months ended December 26, 2004, an increase of $87.0 million or 11.1%. The increase in operating expense primarily reflects the effect of rising fuel prices, increases in labor and other inflationary costs, and additional costs associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $300.3 million for the year ended December 25, 2005 from $247.3 million for the twelve months ended December 26, 2004, an increase of $53.0 million or 21.4%. This $53.0 million increase can be attributed to the following factors ($ in thousands):

Increased vessel fuel costs	$30,371
Vessel operating costs from vessel management contracts	20,465
Reduction of vessel lease expense from vessel purchases	(5,143)
Vessel space purchases from other carriers	2,164
Labor and other vessel operating increases including operating the Horizon Fairbanks in Alaska during summer months	5,153

Total vessel expense increase	$53,010

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense increased to $195.3 million for the year ended December 25, 2005 from $190.6 million for the twelve months ended December 26, 2004, an increase of $4.7 million or 2.5%. This increase can be attributed to contractual labor increases as expenses related to revenue container volumes were essentially flat from year to year.

Inland expense increased to $190.2 million for the year ended December 25, 2005 from $170.4 million for the twelve months ended December 26, 2004, an increase of $19.8 million or 11.6%. This increase is a result of a higher percentage of inland moves versus port to port moves performed for our revenue containers shipped, and a substantial increase in fuel surcharges passed onto us by rail, truck, and barge carriers, in addition to normal contractual labor increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead. Land expense increased to $138.3 million for the year ended December 25, 2005 from $131.0 million for the twelve months ended December 26, 2004, an increase of $7.3 million or 5.6%. Higher non-vessel related maintenance expenses can primarily be attributed to higher fuel costs to power our refrigerated containers in addition to an increase in refrigerated cargo moves. Yard and gate expenses increased year over year due to additional grounding moves in our yards due to yard congestion and increased labor costs due to normal contractual rate increase. Warehouse expenses declined in the year ended December 25, 2005 as a result of lower automobile volumes shipped.

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	% Change
	($ in thousands)
Land expense:
Maintenance	$54,343	$52,236	4.0%
Terminal overhead	48,027	45,460	5.6%
Yard and gate	27,397	22,722	20.6%
Warehouse	8,553	10,626	(19.5%)

Total land expense	$138,320	$131,044	5.6%

The purchase of two vessels in 2004, the Horizon Navigator and Horizon Trader, in addition to the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Pacific and Horizon Enterprise, all of which were previously operated by us under operating leases led to a decrease in vessel lease expense of $5.1 million for the year ended December 25, 2005 compared to the twelve months ended December 26, 2004. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization from those vessels.

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation - owned vessels	$9,303	$8,060	15.4%
Depreciation and amortization – other	22,277	26,557	(16.1)%
Amortization of intangible assets	19,561	10,953	78.6%

Total depreciation and amortization	$51,141	$45,570	12.2%

Amortization of vessel drydocking	$15,766	$15,861	(0.6)%

Depreciation and Amortization. Depreciation and amortization costs increased to $51.1 million for the year ended December 25, 2005 from $45.6 million for the twelve months ended December 26, 2004, an increase of $5.6 million or 12.2%. The increase in depreciation and amortization is primarily due to the purchase price accounting step-up in basis of customer contracts and trademarks related to the Acquisition-Related Transactions. Amortization costs related to customer contracts and trademarks increased by $8.6 million from the twelve months ended December 26, 2004 to the year ended December 25, 2005. Depreciation of owned vessels increased by $1.2 million, or 15.4%, as a result of purchasing vessels previously under operating leases. These increases were partially offset by a decrease in other depreciation and amortization, primarily due to a decrease in depreciation of vessel leasehold improvements.

Amortization of Vessel Drydocking. Amortization of vessel drydocking remained relatively flat at $15.8 million for the year ended December 25, 2005 and the twelve months ended December 26, 2004.

Selling, General and Administrative. Selling, general and administrative costs increased to $93.9 million for the year ended December 25, 2005 from $83.9 million for the twelve months ended December 26, 2004, an increase of $10.1 million or 12.0%. The termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan resulted in a $7.5 million increase in expense for the year ended December 25, 2005. The remaining increase in selling, general and administrative expenses are due to additional management bonus expense, higher professional fees, and labor and other inflationary increases.

Miscellaneous Expense, Net. Miscellaneous expense decreased to $0.6 million for the year ended December 25, 2005 from $2.2 million for the twelve months ended December 26, 2004, a decrease of $1.5 million or 70.0%. This reduction is primarily a result of lower bad debt expense recorded for the year ended December 25, 2005 in addition to recognized gains on the sale of equipment.

Interest Expense, Net. Interest expense increased to $38.8 million for the year ended December 25, 2005 from $22.8 million for the year ended December 26, 2004, an increase of $16.1 million or 70.4%. This increase can be attributable to the incurrence of approximately $340.0 million of additional debt in conjunction with the Acquisition-Related Transactions, and an increasing LIBOR rate throughout 2005 impacting our outstanding term debt. With a portion of the proceeds from the Parent’s initial public offering on September 30, 2005, the subsequent exercise on October 14, 2005, of the underwriters’ option to purchase additional shares from the Company granted to them in connection with respect to the initial public offering and cash flows generated from operations, $40.0 million and $13.0 million of outstanding 9% senior notes were redeemed on November 2, 2005 and November 21, 2005, respectively.

Loss on Early Extinguishment of Debt. A $6.7 million loss on early extinguishment of debt was incurred during the year ended December 25, 2005 due to redemption premium and the write-off of deferred financing costs associated with the early retirement of a portion of our 9% senior notes.

Interest Expense – Preferred Units of Subsidiary. Interest expense – preferred units of subsidiary decreased to $0 for the year ended December 25, 2005 from $2.7 million for the twelve months ended December 26, 2004. The preferred units were issued in conjunction with the closing of the February 27, 2003 purchase transaction and began accreting interest at 10%. The preferred units were redeemed in conjunction with the closing of the Acquisition-Related Transactions on July 7, 2004.

Income Tax Expense- Income tax expense was $8.3 million and $10.3 million for the year ended December 25, 2005 and for the twelve months ended December 26, 2004, respectively, which represent effective annual tax rates of 37.8% and 38.0%, respectively.

Twelve Months Ended December 26, 2004 Compared with Twelve Months Ended December 21, 2003

	Twelve Months Ended December 26, 2004	Twelve Months Ended December 21, 2003	% Change
	($ in thousands)
Operating revenue	$980,328	$885,978	10.6%

Operating expense:
Vessel	247,314	236,025	4.8%
Marine	190,554	176,664	7.9%
Inland	170,443	147,626	15.5%
Land	131,044	116,835	12.2%
Rolling stock rent	40,988	41,081	(0.2)%

Operating expense	780,343	718,231	8.6%

Depreciation and amortization	45,570	29,954	52.1%
Amortization of vessel drydocking	15,861	16,343	(2.9)%
Selling, general and administrative	83,857	80,064	4.7%
Miscellaneous expense	2,160	3,173	(31.9)%

Total operating expense	927,791	847,765	9.4%

Operating income	$52,537	$38,213	37.5%

Operating ratio	94.6%	95.7%	1.1%

Revenue containers (units)	308,435	289,360	6.6%

The twelve months ended December 26, 2004 consisted of 53 weeks. The twelve months ended December 21, 2003 consisted of 52 weeks.

Operating Revenue. Operating revenue increased to $980.3 million for the twelve months ended December 26, 2004 from $886.0 million for the twelve months ended December 21, 2003, an increase of $94.3 million or 10.6%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume growth	$53,351
More favorable cargo mix and general rate increases	16,700
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	15,576
Growth in other non-transportation services	8,723

Total operating revenue increase	$94,350

The increase in revenue container volume growth is a result of 53 weeks being included in the twelve months ended December 26, 2004 compared to 52 weeks being included in the twelve months ended December 21, 2003, in addition to increased demand for transportation services in our markets. Rate improvements from 2003 to 2004 are a result of general rate increases and mix improvements as a result of focusing less on lower rated automobile cargo and more towards refrigerated cargo and other higher margin freight. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 6% of total revenue in the twelve months ended December 26, 2004 and approximately 5% of total revenue in the twelve months ended December 21, 2003. Fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge. The growth in other non-transportation services includes increases in agency and terminal services provided to third parties, other ancillary services, and space charter revenue not included in transportation revenue.

Operating Expense. Operating expense increased to $780.3 million for the twelve months ended December 26, 2004 from $718.2 million for the twelve months ended December 21, 2003, an increase of $62.1 million or 8.6%. By contrast, operating revenue increased by 10.6%. The decrease in operating expense as a percentage of operating revenue is attributable to our continued ability to leverage our existing cost structure. The increase in operating expense from the twelve months ended December 21, 2003 to the twelve months ended December 26, 2004 primarily reflects the increase in revenue container volumes. Vessel expense, which is not primarily driven by revenue container volume, increased to $247.3 million for the twelve months ended December 26, 2004 from $236.0 million for the twelve months ended December 21, 2003, an increase of $11.3 million or 4.8%. Approximately $7.4 million of this increase in vessel expense is attributable to additional bunker fuel expenses with the remaining increases primarily a result of higher labor costs for our vessel crews.

Marine expense is comprised of the costs incurred to bring vessels into and out of port and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expenses increased to $190.6 million for the twelve months ended December 26, 2004 from $176.7 million for the twelve months ended December 21, 2003, an increase of $13.9 million or 7.9%. This increase is primarily a result of additional revenue container volume and contractual labor increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard and gate operations, maintenance, warehouse and terminal overhead. Land expense increased to $131.0 million for the twelve months ended December 26, 2004 from $116.8 million for the twelve months ended December 21, 2003, an increase of $14.2 million or 12.2%. This increase can be attributed to additional revenue container volume, higher non-vessel related maintenance expenses due to higher fuel costs to power our refrigerated containers, and normal contractual labor increases.

	Twelve Months Ended December 26, 2004	Twelve Months Ended December 21, 2003	% Change
	($ in thousands)
Land expense:
Maintenance	$52,236	$44,134	18.4%
Terminal overhead	45,460	40,665	11.8%
Yard and gate	22,722	22,085	2.9%
Warehouse	10,626	9,951	6.8%

Total land expense	$131,044	$116,835	12.2%

The purchase of four vessels in our fleet that we held under operating leases, namely the Horizon Hawaii in December 2003, the Horizon Fairbanks in January 2004, the Horizon Navigator in April 2004 and the Horizon Trader in October 2004, led to a decrease in vessel lease expense of $4.2 million for the twelve months ended December 26, 2004. This decrease in operating expense was partially offset by the resulting increase in depreciation and amortization.

	Twelve Months Ended December 26, 2004	Twelve Months Ended December 21, 2003	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation - owned vessels	$8,060	$3,726	116.3%
Depreciation and amortization – other	26,557	23,578	12.6%
Amortization of intangible assets	10,953	2,650	313.3%

Total depreciation and amortization	$45,570	$29,954	52.1%

Amortization of vessel drydocking	$15,861	$16,343	(2.9)%

Depreciation and Amortization. Depreciation and amortization increased to $45.6 million for the twelve months ended December 26, 2004 from $30.0 million for the twelve months ended December 21, 2003, an increase of $15.6 million or 52.1%. The increase in depreciation and amortization is largely due to the step-up in basis of customer contracts and trademarks related to the consummation of the Acquisition-Related Transactions on July 7, 2004. Amortization of customer contracts, trademarks and service marks increased by $8.3 million from the twelve months ended December 21, 2003 to the twelve months ended December 26, 2004. The acquisition of four vessels previously under operating leases and the step-up in basis of property and equipment from historical costs to fair market value after the closing of the Acquisition-Related Transactions on July 7, 2004 accounted for the remaining increase in depreciation and amortization.

Amortization of Vessel Drydocking. Amortization of vessel drydocking decreased to $15.9 million for the twelve months ended December 26, 2004 from $16.3 million for the twelve months ended December 21, 2003, a decrease of $0.5 million or 2.9%.

Selling, General and Administrative. Selling, general and administrative costs increased to $83.9 million for the twelve months ended December 26, 2004 compared to $80.1 million for the twelve months ended December 21, 2003, an increase of $3.8 million or 4.7%. Approximately $2.9 million of this increase is due to costs associated with the closing of the Acquisition-Related Transactions on July 7, 2004. Incentive-based compensation costs increased by $1.6 million and management fees charged by equity sponsors increased by $2.0 million for the twelve months ended December 26, 2004 from the twelve months ended December 21, 2003. We were able to reduce IT data center charges by $1.0 million for the twelve months ended December 26, 2004 from the twelve months ended December 21, 2003.

Miscellaneous Expense (Income), Net. Miscellaneous expense decreased to $2.2 million for the twelve months ended December 26, 2004 from $3.2 million for the twelve months ended December 21, 2003, a decrease of $1.0 million or 31.9%. Miscellaneous expense primarily consists of bad debt expense, gain or loss on disposal of equipment, and accounts payable discounts. We were able to reduce bad debt charges by $0.5 million during the twelve months ended December 26, 2004 from the twelve months ended December 21, 2003.

Interest Expense, Net. Interest expense increased to $22.8 million for the twelve months ended December 26, 2004 from $9.0 million for the twelve months ended December 21, 2003, an increase of $13.8 million or 153.7%. The increase is due to the higher levels of outstanding debt during the twelve months ended December 26, 2004, as a result of the closing of the Acquisition-Related Transactions on July 7, 2004.

Interest Expense – Preferred Units of Subsidiary. Interest expense – preferred units of subsidiary totaled $2.7 million for the twelve months ended December 26, 2004. The preferred units were issued in conjunction with the closing of the February 27, 2003 purchase transaction and began accreting interest at 10%. The preferred units were redeemed in conjunction with the closing of the Acquisition-Related Transactions on July 7, 2004.

Income Tax Expense. Income taxes for the twelve months ended December 26, 2004 and December 21, 2003 totaled $10.3 million and $9.6 million, respectively, which represents effective annual tax rates of 38.0% and 38.9%, respectively. The differences between the federal statutory rates and the effective annual tax rates are primarily due to state income taxes.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, and (v) principal and interest payments on our existing indebtedness. Cash and cash equivalents totaled $41.1 million at December 25, 2005. As of December 25, 2005, $43.1 million was available for borrowing under the $50.0 million revolving credit facility, after taking into account $6.9 million utilized for outstanding letters of credit.

Operating Activities

	Year Ended December 25, 2005	Twelve Months Ended December 26, 2004	Twelve Months Ended December 21, 2003
	($ in thousands)
Cash flows provided by operating activities
Net income	$13,564	$16,752	$15,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,580	34,572	27,308
Amortization of other intangible assets	19,561	10,998	2,646
Amortization of vessel drydocking	15,766	15,861	16,343
Amortization of deferred financing costs	2,771	1,780	438
Loss on extinguishment of debt	1,898	—	—
Deferred income taxes	(3,565)	7,612	2,740
Stock-based compensation	99	1,765	—
Tax benefit from exercise of stock options	5,495	9,494	—
Accretion of preferred units of subsidiary	—	2,686	4,477

Subtotal	73,605	84,768	53,952

Earnings adjusted for non-cash charges	87,169	101,520	69,065

Changes in operating assets and liabilities:
Accounts receivable	(9,037)	(5,045)	11,689
Materials and supplies	(5,309)	(3,181)	(1,250)
Other current assets	11,184	(14,791)	(1,913)
Accounts payable	(2,907)	(4,849)	4,803
Accrued liabilities	7,259	13,137	(10,656)
Other assets / liabilities	(2,915)	(3,484)	(11,080)

Subtotal	(1,725)	(18,213)	(8,407)

Gain on equipment disposals	(993)	(116)	(74)
Redemption premiums	4,769	—	—
Vessel drydocking payments	(16,038)	(12,273)	(16,536)

Net cash provided by operating activities	$73,182	$70,918	$44,048

Operating Activities

Net cash provided by operating activities increased by $2.3 million to $73.2 million for the year ended December 25, 2005 from $70.9 million of net cash provided by operating activities for the twelve months ended December 26, 2004. Net earnings adjusted for depreciation, amortization, deferred income taxes, loss on extinguishment of debt, and other non-cash operating activities, resulted in cash flow generation of $87.2 million for the year ended December 25, 2005 compared to $101.5 million for the twelve months ended December 26, 2004, a decrease of $14.3 million. This decrease is primarily driven by cash charges related to the Parent’s initial public offering, including redemption premiums from the early retirement of debt, in addition to a $7.5 million cash charge related to the termination of the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Changes in working capital resulted in a use of cash of $1.7 million for the year ended December 25, 2005 compared to a use of cash of $18.2 million for the year ended December 26, 2004. This working capital use of cash in 2005 is primarily due to (i) higher accounts receivables as a result of higher revenues and (ii) higher materials and supplies, which is largely due to significantly higher fuel prices during 2005. This is offset by a source of cash from other current assets primarily due to the collection of a $7.3 million income tax receivable during the year ended December 25, 2005.

Net cash provided by operating activities increased by $26.9 million to $70.9 million for the twelve months ended December 26, 2004 from $44.0 million of net cash provided by operating activities for the twelve months ended December 21, 2003. This increase is primarily a result of improved profitability before non-cash charges for depreciation and amortization, deferred income taxes, and other non-cash operating activities. Net earnings adjusted for non-cash operating activities resulted in cash flow generation of $101.5 million in 2004 versus $69.1 million in 2003, an improvement of $32.5 million. Changes in working capital resulted in an $9.8 million use of cash year over year as operating assets and liabilities consumed cash of $18.2 million in 2004 versus $8.4 million in 2003. This $9.8 million increase in working capital was largely driven by the recording of an income tax receivable of $9.4 million in 2004. The income tax receivable was recorded primarily due to deductions available to us arising from the exercise of stock options by senior management in conjunction with the July 7, 2004 Acquisition-Related Transactions.

Investing Activities

Net cash used in investing activities, excluding the Acquisition-Related Transactions, increased by $7.5 million to $38.8 million for the year ended December 25, 2005 from $31.3 million for the twelve months ended December 26, 2004. These amounts exclude $663.3 million of acquisition expenditures related to the July 7, 2004 Acquisition-Related Transactions. The $7.5 million increase in cash used in investing activities is primarily a result of $25.2 million of cash used in 2005 for the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consists primarily of the Horizon Enterprise and the Horizon Pacific, compared to $19.6 million of cash used in 2004 to purchase three vessels, the Horizon Navigator, the Horizon Fairbanks and the Horizon Trader, all of which were previously under operating lease.

Net cash used in investing activities, excluding the Acquisition-Related Transactions, decreased by $4.4 million to $31.3 million for the twelve months ended December 26, 2004 from $35.7 million for the twelve months ended December 21, 2003. These amounts exclude the $663.3 million acquisition expenditures related to the July 7, 2004 Acquisition-Related Transactions, and the February 27, 2003 purchase transaction, which totaled $315.0 million. We purchased the Horizon Navigator, the Horizon Fairbanks and the Horizon Trader during the twelve months ended December 26, 2004 for $19.6 million, and we purchased the Horizon Spirit in February 2003 and the Horizon Hawaii in December 2003 for a total of $21.9 million.

Financing Activities

Net cash used in financing activities was $49.6 million for the year ended December 25, 2005 compared to $6.8 million of net cash used in financing activities for the twelve months ended December 26, 2004, excluding financing activities related to the July 7, 2004 Acquisition-Related Transactions. The $49.6 million net cash used for financing activities for the year ended December 25, 2005 primarily includes the early redemption of $53.0 million principal amount of the 9% senior notes and payment of associated redemption premiums, $1.1 million in fees related to the exchange offers for the 9% senior notes, $2.5 million of principal payments on long-term debt, and $11.7 million in net dividends received from the Parent. The $11.7 million in net dividends is comprised of the receipt from the Parent of a portion of the proceeds of its initial public offering to the Company, offset by dividends paid to the Parent from cash flows generated from operations.

Net cash used in financing activities for the twelve months ended December 26, 2004, excluding financing activities related to the July 7, 2004 Acquisition-Related Transactions totaled $6.8 million. This amount reflects a $6.0 million repayment of outstanding borrowings under the revolving loan facility, $0.6 million principal payments on long-term debt, and $0.2 million payments on capital lease obligations. Financing activities related to the July 7, 2004 Acquisition-Related Transactions included a capital contribution of $157.0 million, $250.0 million borrowed under the term loan facility, $6.0 million borrowed under the revolving credit facility, and the issuance of the 9% senior notes in the aggregate original principal amount of $250.0 million. The $6.0 million of borrowings under the revolving loan facility was repaid on August 9, 2004.

Net cash used in financing activities during the twelve months ended December 21, 2003, excluding the capital infusion and borrowings related to the February 27, 2003 purchase transaction, totaled $9.3 million. This amount reflects a distribution to the holders of the preferred stock of Horizon Lines totaling $15.0 million, principal payments on long-term debt totaling $10.3 million and capital contributed by CSX Corporation totaling $16.0 million, during the period under CSX ownership. The capital infusion and borrowing related to the February 27, 2003 purchase transaction consisted of contributed capital of $80.0 million and term debt borrowings of $175.0 million and the issuance of $60.0 million in common and preferred units by Horizon Lines to CSX Corporation and its affiliates.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $18.0 million. Such capital expenditures will include purchases of containers, chassis, and other machinery and equipment used in the ordinary course of business. In addition, expenditures for vessel drydocking payments are estimated at $17.0 million.

Three of our vessels, the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, are leased, or chartered, under charters that are due to expire in January 2015. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak at the expiration of their charters cannot be predicted with any certainty. During 2005, we expended $25.2 million in cash to purchase owner participant interests in two vessels, the Horizon Pacific and the Horizon Enterprise that were operating solely under lease agreements. During 2004 and 2003, we purchased four vessels, Horizon Fairbanks, Horizon Hawaii, Horizon Navigator and Horizon Trader, at the expiration of their charter periods, utilizing similar fair market value purchase option arrangements. The purchase prices of the four vessels ranged from $3.8 million to $8.2 million per vessel.

Contractual Obligations

Contractual obligations as of December 25, 2005 (1) are as follows ($ in thousands):

	Total Obligations	2006	2007	2008	2009	2010	After 2010
Principal obligations:
Senior credit facility	$246,875	$2,500	$2,500	$2,500	$2,500	$60,625	$176,250
Notes issued by owner trustees	4,513	—	4,513	—	—	—	—
9% senior notes	197,014	—	—	—	—	—	197,014
Operating leases	369,663	63,296	75,752	34,691	34,370	32,984	128,570
Capital lease obligations	547	193	193	161	—	—	—

Subtotal	$818,612	65,989	82,958	37,352	36,870	93,609	501,834

Interest obligations:
Senior credit facility	95,337	17,149	18,141	18,004	17,768	17,582	6,693
Notes issued by owner trustees	720	480	240	—	—	—	—
9% senior notes	121,162	17,731	17,731	17,731	17,731	17,731	32,507

Subtotal	217,219	35,360	36,112	35,735	35,499	35,313	39,200

Total principal and interest	$1,035,831	$101,349	$119,070	$73,087	$72,369	$128,922	$541,034

Other commercial commitments:
Standby letters of credit	$6,872	$—	$—	$—	$6,872	$—	$—
Surety bonds	8,614	8,610	1	—	3	—	—

Other commerical commitments	$15,486	$8,610	$1	$—	$6,875	$—	$—

(1)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of December 25, 2005, upon the London Inter-Bank Offering Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012.

Long-Term Debt

To finance the Acquisition-Related Transactions, we incurred substantial debt, including under the senior credit facility and through the issuance of the 9% senior notes in the original principal amount of $250.0 million, with interest payments on this indebtedness substantially increasing our liquidity requirements.

On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005. On September 22, 2005, the senior credit facility was further amended to modify the definition of “Specified IPO”. The senior credit facility, as amended and restated, consists of (i) a $50.0 million revolving credit facility and (ii) a $250.0 million term loan facility. As modified, the term “Specified IPO” means the consummation of the underwritten initial public offering of common stock with gross proceeds to the Company of at least $100.0 million and the designation of at least $40.0 million of proceeds to repurchase the 9% senior notes. Upon the consummation of a “Specified IPO”, the revolving credit facility increased to $50.0 million. We expect that we will be permitted to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009. No amounts were outstanding under the revolving credit facility as of December 25, 2005 or December 26, 2004. However, $6.9 million and $6.0 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of December 25, 2005 and December 26, 2004, respectively.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $58.8 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at the Company’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. These margins decreased from 1.50% and 2.50%, for base rate loans and LIBOR loans, respectively, upon the consummation of the Specified IPO. The interest rate at December 25, 2005 approximated 6.3%. The Company is also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all such covenants as of December 25, 2005. The senior credit facility is secured by the assets of the Company. The 9.0% senior notes also contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends and restrictions customary in such agreements.

On July 7, 2004, HL and HLHC completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of HL and HLHC and rank equally with the existing and future unsecured indebtedness and other obligations of HL and HLHC that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. HL and HLHC used $57.8 million of the proceeds of the issuance and sale of the Initial Shares and the Additional Shares to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

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

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs throughout 2006. There can be no assurance that we will generate sufficient cash flow from operations that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As a result of the Acquisition-Related Transactions, as of December 25, 2005, HLHC and HL have outstanding a $246.9 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in annual interest expense on the term loan. HLHC and HL also have a revolving credit facility which provides for borrowings of up to $50.0 million although no amounts were outstanding under the revolving credit facility as of December 25, 2005.

Working Capital

Working capital at December 25, 2005 , was $52.6 million, compared to $65.5 million at December 26, 2004. Adequate current assets are maintained to satisfy current liabilities and maturing obligations when they come due and we have sufficient financial capacity to manage our daily cash requirements.

Credit Ratings

As of December 25, 2005, Moody’s Investors Service and Standard and Poor’s Rating Services assigned the following credit ratings to our outstanding debt:

	Moody’s	Standard & Poor’s
Debt/Rating Outlook:
Senior Secured Credit Facility	B2	B
$197.0 million 9% Senior Notes due 2012	B3	CCC+
Rating Outlook	Stable	Stable

On February 28, 2006, Standard and Poor’s Rating Services revised its outlook on the Parent to positive from stable and affirmed all of the existing debt ratings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices and other relevant market rates and prices which includes entering into derivative instruments in order to mitigate our risks.

Our exposure to market risk for changes in interest rates is limited to our Senior Credit Facility and one of our operating leases. The interest rate for our Senior Credit Facility is currently indexed to LIBOR of one, two, three, or six months as selected by us, or the Alternate Base Rate as defined in the Senior Credit Facility. One of our operating leases is currently indexed to LIBOR of one month. Predecessor A used interest rate protection agreements in the past to reduce borrowing rates although none are in effect as of December 25, 2005.

In addition, we utilize derivative instruments tied to various indexes to hedge a portion of its quarterly exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. We do not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties.

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. As of December 25, 2005, we have one fuel swap contract, maturing in March 2006, which is being accounted for as a cash flow hedge. We recorded the $0.1 million fair value of the hedge contract in other current assets and accumulated other comprehensive income as of December 25, 2005.

The table below provides information about our debt obligations, our operating lease obligation indexed to LIBOR, and about our fuel hedge contract. The principal cash flows are in thousands.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value December 25, 2005
Debt:
Fixed rate ($US)	$—	$4,513	$—	$—	$—	$197,014	$201,527	$212,363
Average interest rate		10.6%				9.0%
Variable rate ($US)	$2,500	$2,500	$2,500	$2,500	$60,625	$176,250	$246,875	$246,875
Average interest rate	7.0%	7.4%	7.4%	7.4%	7.4%	7.4%

Variable to Fixed Fuel Swap (notional)	$6,720
Average pay rate	$0.28
Average receive rate (1)

(1)	We receive the arithmetic average of the reference price calculated using the unweighted method of averaging

Item 8. Financial Statements and Supplementary Data

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a Note to the consolidated financial statements.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 25, 2005, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 25, 2005.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information

None

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Parent’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2006, under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to executive officers is included in Part I, Item 1 of this Report and also is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that governs the actions of all Company employees, including officers. The Code of Business Conduct and Ethics is posted within the Investor Relations section of the Parent’s Internet Website at www.horizonlines.com. The Company will provide a copy of the Code of Business Conduct and Ethics to any stockholder upon request. Any amendments to and/or any waiver from a provision of any of the Code of Business Conduct and Ethics granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors and will be disclosed on the Parent’s Internet Website as soon as reasonably practical following the amendment or waiver. The information contained on or connected to the Parent’s Internet Website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

ITEM 11. Executive Compensation

The information required by this item will be included in the Parent’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2006, under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as to security ownership by certain beneficial owners and management will be included in the Parent’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2006, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and also is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item will be included in the Parent’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2006, under the caption “Related Transactions” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

The information required by this item will be included in the Parent’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on June 5, 2006 under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

(a)(2) Exhibits:

Exhibit Number	Description

2**	Amended and Restated Merger Agreement, dated as of July 7, 2004, by and among Horizon Lines, Inc., Horizon Lines Holding Corp., H-Lines Subcorp. and TC Group, L.L.C.

3.1***	Certificate of Formation of Horizon Lines, LLC

3.2***	Second Amended and Restated Limited Liability Company Agreement of Horizon Lines, LLC

3.3***	Certificate of Incorporation of Horizon Lines Holding Corp.

3.4***	Amended and Restated Bylaws of Horizon Lines Holding Corp.

3.5***	Certificate of Formation of HLH, LLC

3.6***	Amended and Restated Limited Liability Company Agreement of HLH, LLC

3.7***	Certificate of Incorporation of Horizon Lines of Puerto Rico, Inc.

3.8***	Bylaws of Horizon Lines of Puerto Rico, Inc.

3.9***	Certificate of Formation of Horizon Lines of Alaska, LLC

3.10***	Amended and Restated Limited Liability Company Agreement of Horizon Lines of Alaska, LLC

3.11***	Certificate of Formation of Horizon Lines of Guam, LLC

3.12***	Amended and Restated Limited Liability Company Agreement of Horizon Lines of Guam, LLC

3.13***	Certificate of Formation of Horizon Lines Ventures, LLC

3.14***	Amended and Restated Limited Liability Company Agreement of Horizon Lines Ventures, LLC

3.15***	Certificate of Formation of Horizon Lines Vessels, LLC

3.16***	Amended and Restated Limited Liability Company Agreement of Horizon Lines Vessels, LLC

3.17***	Certificate of Formation of Horizon Service Group, LLC

3.18***	Amended and Restated Limited Liability Company Agreement of Horizon Service Group, LLC

3.19***	Certificate of Formation of Sea-Logix, LLC

3.20***	Amended and Restated Limited Liability Company Agreement of Sea Logix, LLC

3.21***	Certificate of Formation of S-L Distribution Service, LLC

3.22***	Amended and Restated Limited Liability Company Agreement of S-L Distribution Service, LLC

3.23***	Certificate of Formation of SL Payroll Services, LLC

3.24***	Amended and Restated Limited Liability Company Agreement of SL Payroll Services, LLC

4.1**	Indenture, dated as of July 7, 2004, by and among Horizon Lines Holding Corp., Horizon Lines, LLC, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee

4.2**	Form of 9.00% Senior Notes due 2012

4.3**	Exchange and Registration Rights Agreement, dated as of July 7, 2004, by and among Horizon Lines Holding Corp., Horizon Lines, LLC, the guarantors party thereto and Goldman, Sachs & Co., UBS Securities LLC and ABN AMRO Incorporated

4.4**	Form of Guarantee

Exhibit Number	Description

9**	Voting Trust Agreement dated as of July 7, 2004, by and among Horizon Lines Holding Corp., the equityholders party thereto and John K. Castle, as voting trustee.

10.1**	Membership Interest Purchase and Sale Agreement dated as of July 7, 2004, by and among HLH, LLC, Horizon Lines of Puerto Rico, Inc., CSX Domestic Shipping Corporation, CSX Residual Company, CSX Corporation and CSX Alaska Vessel Company.

10.2**	Credit Agreement dated as of July 7, 2004, by and among Horizon Lines, LLC, Horizon Lines Holding Corp., the parties designated as Guarantors therein, the parties designated as Lenders therein, the parties designated as Issuing Banks therein, and UBS AG, Stamford Branch, as administrative agent and collateral agent for the Lenders and as Mortgage Trustee thereunder.

10.2.1**	Collateral Agreement dated as of July 7, 2004, among Horizon Lines, LLC, as co-borrower, the other Grantors identified therein and UBS, AG, Stamford Branch, as collateral agent for the Secured Parties.

10.3**	Amendment No. 1 to Credit Agreement dated as of September 30, 2004, by and among Horizon Lines, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto.

10.3.1****	Amended and Restated Credit Agreement dated as of April 7, 2005, by and among Horizon Lines, LLC, Horizon Lines Holding Corp., the parties designated as Guarantors therein, the parties designated as Lenders therein, the parties designated as Issuing Banks therein, and UBS AG, Stanford Branch, as administrative agent and collateral agent for the Lenders and Mortgage Trustee thereunder.

10.5**	Management Agreement dated as of July 7, 2004, among Castle Harlan, Inc., Horizon Lines Holding Corp., Horizon Lines, LLC, and Horizon Lines, Inc.

10.5.1♦♦♦♦♦	Amendment to Management Agreement as of September 7, 2005, among Castle Harlan, Inc., Horizon Lines Holding Corp., Horizon Lines, LLC and Horizon Lines, Inc.

10.6**	Preferential Usage Agreement dated December 1, 1985, between the Municipality of Anchorage, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to SL Service, Inc. (formerly known as Sea-Land Service, Inc.), pursuant to a consent to general assignment and assumption, dated September 5, 2002), as amended by the Amendment to Preferential Usage Agreement dated January 31, 1991, and Second Amendment to December 1, 1985 Preferential Usage Agreement dated June 20, 1996.

10.7**	Crane Relocation Agreement dated August 20, 1992, between Matson Navigation Company, Inc. (as successor in interest to American President Lines, Ltd., pursuant to an amendment to the Crane Relocating Agreement, dated 1996), Sea-Land Service, Inc. and Port Authority of Guam.

10.8**	Employment Agreement dated as of July 7, 2004, between Horizon Lines, LLC and Charles G. Raymond.

10.9**	Employment Agreement dated as of July 7, 2004, between Horizon Lines, LLC and M. Mark Urbania.

10.9.1♦♦♦♦♦	First Amended and Restated Employment Agreement dated as of September 16, 2005 between Horizon Lines, LLC and M. Mark Urbania

10.10***	Severance Agreement between Horizon Lines, LLC and Robert S. Zuckerman.

10.11**	Amended and Restated Guarantee and Indemnity Agreement dated as of February 27, 2003, by and among HLH, LLC, Horizon Lines, LLC, CSX Corporation, CSX Alaska Vessel Company, LLC and SL Service, Inc., as supplemented by the joinder agreements, dated as of July 7, 2004, of Horizon Lines Holding Corp., Horizon Lines of Puerto Rico, Inc., Falconhurst, LLC, Horizon Lines Ventures, LLC, Horizon Lines of Alaska, LLC, Horizon Lines of Guam, LLC, Horizon Lines Vessels, LLC, Horizon Services Group, LLC, Sea Readiness, LLC, Sea-Logix, LLC, S-L Distribution Services, LLC and SL Payroll Services, LLC.

10.12**	Put/Call Agreement, dated as of July 7, 2004, by and among H-Lines Holdings Corp. and the other parties thereto.

10.12.1 *******	Amended and Restated Put/Call agreement, dated as of September 20, 2005, by and among Horizon Lines, Inc. and other parties thereto

10.13**	Horizon Lines Holding Corp. Stock Option Plan

Exhibit Number	Description

10.13.1*******	Amendment to Horizon Lines Holding Corp. Stock Option Plan

10.14†♦	International Intermodal Agreement 5124-5024, dated as of March 1, 2002, between Horizon Lines, LLC, Horizon Lines of Puerto Rico, Inc., Horizon Lines of Alaska, LLC and CSX Intermodal, Inc.

10.15†***	Sub-Bareboat Charter Party Respecting 3 Vessels, dated as of February 27, 2003, in relation to m.v.s Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, between CSX Alaska Vessel Company, LLC, as charterer, and Horizon Lines, LLC, as sub-charterer.

10.16†♦	TP1 Space Charter and Transportation Service Contract dated May 9, 2004, between A.P. Møller-Maersk Sealand and Horizon Lines, LLC.

10.17†***	Container Interchange Agreement dated April, 2002, between A.P. Møller-Maersk, CSX Lines, LLC, CSX Lines of Puerto Rico, Inc. and CSX Lines of Alaska, LLC.

10.18†***	Stevedoring and Terminal Services Agreement dated May 9, 2004, between APM Terminals, North America, Inc. and Horizon Lines, LLC.

10.19†***	Bareboat Charter Party in relation to the U.S.-flag vessel Horizon Pacific, dated as of December 1, 1998 (the “Horizon Pacific Bareboat Charter Party”), by and between State Street Bank and Trust Company (as successor in interest to The Connecticut National Bank), as owner trustee, and Horizon Lines, LLC (formerly known as CSX Lines LLC, as successor in interest to Sea-Land Service, Inc. pursuant to an assignment and assumption agreement dated as of September 2, 1999 by and between Sea-Land Service, Inc., as assignor, and CSX Lines, LLC (as successor in interest to Sea-Land Domestic Shipping, LLC)), as charterer.

10.20†***	Bareboat Charter Party in relation to the U.S.-flag vessel Horizon Enterprise, dated as of December 1, 1998 (the “Horizon Enterprise Bareboat Charter Party”), by and between State Street Bank and Trust Company (as successor in interest to The Connecticut National Bank), as owner trustee, and Horizon Lines, LLC (formerly known as CSX Lines LLC, as successor in interest to Sea-Land Service, Inc. pursuant to an assignment and assumption agreement dated as of September 2, 1999 by and between Sea-Land Service, Inc., as assignor, and CSX Lines, LLC (as successor in interest to Sea-Land Domestic Shipping, LLC)), as charterer.

10.20.1♦♦♦♦	Asset Purchase Agreement, dated September 2, 2005, by and among DaimlerChrysler Services North America LLC, Elspeth Pacific, Inc. and Horizon Lines, LLC.

10.21***	Assignment and Assumption Agreement, dated as of September 2, 1999, by and between Sea-Land Service, Inc. and Sea-Land Domestic Shipping, LLC.

10.22**	Capital Construction Fund Agreement dated March 29, 2004 between Horizon Lines, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

10.23**	Harbor Lease dated January 12, 1996, between Horizon Lines, LLC (formerly known as CSX Lines, LLC, as successor in interest to SL Services, Inc. (formerly known as Sea-Land Services, Inc.), pursuant to Consent to Two Assignments of Harbor Lease No. H-92-22, dated February 14, 2003) and the State of Hawaii, Department of Transportation, Harbors Division.

10.24**	Agreement dated May 16, 2002, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.

10.25**	Agreement dated March 29, 2001, between Horizon Lines of Puerto Rico, Inc. (formerly known as CSX Lines of Puerto Rico, Inc.) and The Puerto Rico Ports Authority.

10.26**	Port of Kodiak Preferential Use Agreement dated April 12, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC, as successor in interest to CSX Lines, LLC, pursuant to Amendment No. 1 to the Preferential Use Agreement, dated April 12, 2002).

10.26.1♦♦♦♦♦	Port of Kodiak Preferential Use Agreement dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.27**	Terminal Operation Contract dated May 2, 2002, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).

10.27.1♦♦♦♦♦	Terminal Operation Contract dated January 1, 2005, between the City of Kodiak, Alaska and Horizon Lines of Alaska, LLC.

10.28**	Sublease, Easement and Preferential Use Agreement dated October 2, 1990, between the City of Unalaska and Horizon Lines, LLC (formerly known as CSX Lines LLC), as successor in interest to Sea-Land Service, Inc., together with the addendum thereto dated October 2, 1990, as amended by the Amendment to Sublease, Easement and Preferential Use Agreement dated May 31, 2000, and Amendment #1 dated May 1, 2002.

Exhibit Number	Description

10.28.1♦♦♦♦♦	Amendment #2 dated February 27, 2003 to Preferential Use Agreement dated October 2, 1990 between the City of Unalaska and Horizon Lines of Alaska, LLC (formerly known as CSX Lines of Alaska, LLC).

10.29♦♦♦♦	Employment Agreement dated as of September 16, 2005, between Horizon Lines, LLC and John V. Keenan

10.29.1*********	First amendment to Employment Agreement dated as of December 20, 2005 between Horizon Lines, LLC and John V. Keenan

10.30******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Charles G. Raymond

10.31******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines Inc. and Charles G. Raymond

10.32******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and M. Mark Urbania

10.33******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and M. Mark Urbania

10.34******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and John V. Keenan

10.35******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and John V. Keenan

10.36******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Robert S. Zuckerman

10.37******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc and Robert S. Zuckerman

10.38******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Gabriel M. Serra

10.39******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Gabriel M. Serra

10.40******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon lInes, Inc and Brian W. Taylor

10.41******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc and Brian W. Taylor

10.42******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Kenneth L. Privratsky

10.43******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Kenneth L. Privratsky

10.44******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Karen H. Richards

10.45******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Karen H. Richards

10.46******	Stock Option Award Agreement, dated as of September 27, 2005, among Horizon Lines, Inc. and Michael T. Avara

10.47♦♦♦♦♦	Form of Directors’ and Officers’ Indemnification Agreement

21***	List of Subsidiaries of Horizon Lines Holding Corp.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.1*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive officer pursuant to 18 U.S. C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S. C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith.

**	Incorporated by reference to the Registration Statement on Form S-1 of Horizon Lines, Inc. (File No. 333-123073) filed on March 2, 2005.

***	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-12368) originally filed on March 30, 2005.

****	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of Horizon Lines, Inc. (File No. 333-123073) filed on April 13, 2005.

*****	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-123681) filed on June 20, 2005.

******	Incorporated by reference to the Parent’s Report on Form 10-Q for the fiscal quarter ended September 25, 2005

♦	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-123681) filed on June 23, 2005.

♦♦	Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-123681) filed on June 29, 2005.

♦♦♦	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Horizon Lines, Inc. (File No. 333-123073) filed on July 29, 2005.

♦♦♦♦	Previously filed as an exhibit to the Parent’s Registration Statement on Form S-1 (file No. 333-123073) filed on September 7, 2005.

♦♦♦♦♦	Previously filed as an exhibit to Amendment No. 6 to the Parent’s Registration Statement on Form S-1 (file No. 333-123073), filed on September 19, 2005

*******	Incorporated be reference to the Report on Form 8-K of the Parent filed on October 24, 2005. Portions of this document were omitted and filed separately pursuant to a request for confidential treatment.

*********	Incorporated by reference to the Report on Form 8-K of the Parent filed on December 21, 2005

†	Portions of this document have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of March 2006.

Horizon Lines Holding Corp.

By:	/s/ Charles G. Raymond
Charles G. Raymond
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 3rd day of March 2006.

Signature	Title
/s/ Charles Raymond	Chief Executive Officer (Principal Executive Officer)
Charles G. Raymond

/s/ M. Mark Urbania	Chief Financial Officer (Principal Financial Officer and
M. Mark Urbania	Principal Accounting Officer)

/s/ James G. Cameron	Director
James G. Cameron

/s/ John K. Castle	Director
John K. Castle

/s/ Dan A. Colussy	Director
Dan A. Colussy

/s/ Ernie L. Danner	Director
Ernie L. Danner

/s/ Marcel Fournier	Director
Marcel Fournier

/s/ Thomas M. Hickey	Director
Thomas M. Hickey

/s/ Adm. James L. Holloway, III	Director
Adm. James L. Holloway, III

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Horizon Lines Holding Corp.

We have audited the accompanying consolidated balance sheets of Horizon Lines Holding Corp. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated and combined statements of operations, cash flows, and changes in stockholders’ equity of Horizon Lines Holding Corp. and subsidiaries for the year ended December 25, 2005 and for the period from July 7, 2004 through December 26, 2004, and of Predecessor-A for the period from December 22, 2003 through July 6, 2004 and the period from February 27, 2003 through December 21, 2003 and of Predecessor –B for the period from December 23, 2002 through February 26, 2003. Our audits also included the financial statement schedule of Horizon Lines Holding Corp. and subsidiaries and Predecessor-A and Predecessor-B listed in the index on page F-1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Lines Holding Corp. and subsidiaries at December 25, 2005 and December 26, 2004, and the consolidated and combined statements of operations, cash flows, and changes in stockholders’ equity of Horizon Lines Holding Corp. and subsidiaries for the year ended December 25, 2005 and for the period from July 7, 2004 through December 26, 2004, and of Predecessor-A for the period from December 22, 2003 through July 6, 2004 and the period from February 27, 2003 through December 21, 2003 and of Predecessor –B for the period from December 23, 2002 through February 26, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 15, 2006

Horizon Lines Holding Corp. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 25, 2005	December 26, 2004
Assets
Current assets:
Cash and cash equivalents	$41,083	$56,264
Accounts receivable, net of allowance	119,838	110,801
Income tax receivable	—	9,354
Deferred tax asset	6,892	2,372
Materials and supplies	26,355	21,680
Other current assets	5,101	7,019

Total current assets	199,269	207,490
Property and equipment, net	200,597	190,123
Goodwill	306,724	306,680
Intangible assets, net	188,343	210,876
Other long term assets	18,034	15,640

Total assets	$912,967	$930,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,368	$25,275
Current portion of long term debt	2,500	2,500
Other accrued liabilities	121,849	114,167

Total current liabilities	146,717	141,942

Long term debt, net of current	445,902	496,875
Deferred tax liability	58,065	56,258
Deferred rent	40,476	44,949
Other long-term liabilities	2,284	2,429

Total liabilities	693,444	742,453

Stockholders’ equity:
Common stock, $.01 par value, 800,000 authorized and outstanding at December 25, 2005 and December 26, 2004, respectively	8	8
Additional paid in capital	185,383	179,486
Accumulated other comprehensive income	74	71
Retained earnings	34,058	8,791

Total stockholders’ equity	219,523	188,356

Total liabilities and stockholders’ equity	$912,967	$930,809

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Consolidated and Combined Statements of Operations

($ in thousands)

	Horizon Lines Holding Corp.		Predecessor A		Predecessor B
	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 06, 2004	For the period February 27, 2003 through December 21, 2003	For the period December 23, 2002 through February 26, 2003
Operating revenue	$1,096,156	$481,898	$498,430	$747,567	$138,411

Operating expense:
Operating expense (excluding depreciation expense)	867,307	377,468	402,875	596,369	121,862
Depreciation and amortization	51,141	24,633	20,937	26,901	3,053
Amortization of vessel dry-docking	15,766	7,118	8,743	13,122	3,221
Selling, general and administrative	93,937	40,534	43,323	68,203	11,861
Miscellaneous expense	649	269	1,891	2,238	935

Total operating expense	1,028,800	450,022	477,769	706,833	140,932

Operating income (loss)	67,356	31,876	20,661	40,734	(2,521)
Other expense (income):
Interest expense, net	38,845	17,682	5,111	8,519	421
Interest expense – preferred units of subsidiary	—	—	2,686	4,477	—
Loss on early extinguishment of debt	6,667	—	—	—	—
Other expense, net	26	15	7	—	68

Income (loss) before income taxes	21,818	14,179	12,857	27,738	(3,010)
Income tax expense (benefit)	8,254	5,388	4,896	10,576	(961)

Net income (loss)	$13,564	$8,791	$7,961	$17,162	$(2,049)

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Consolidated and Combined Statements of Cash Flows

($ in thousands)

	Horizon Lines Holding Corp.		Predecessor A		Predecessor B
	For the period December 27, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 06, 2004	For the period February 27, 2003 through December 21, 2003	For the period December 23, 2002 through February 26, 2003
Cash flows from operating activities:
Net income (loss)	$13,564	$8,791	$7,961	$17,162	$(2,049)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	31,580	15,187	19,385	24,255	3,053
Amortization	19,561	9,446	1,552	2,646	—
Amortization of vessel dry-docking	15,766	7,118	8,743	13,122	3,221
Amortization of deferred financing costs	2,771	1,230	550	438	—
Deferred income taxes	(3,565)	4,644	2,968	3,701	(961)
Loss (gain) on equipment disposals	(993)	(140)	24	(74)	—
Loss on early extinguishment of debt	6,667	—	—	—	—
Accretion of preferred units of subsidiary	—	—	2,686	4,477	—
Stock based compensation	99	—	1,765	—	—
Tax benefit from exercise of stock options	5,495	9,494	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,037)	8,633	(13,678)	14,678	(2,989)
Materials and supplies	(5,309)	(161)	(3,020)	384	(1,634)
Other current assets	11,184	(8,639)	(6,152)	(1,786)	(127)
Accounts payable	(2,907)	(5,049)	200	1,762	3,041
Accrued liabilities	7,259	26,289	(13,152)	12,159	(22,815)
Vessel dry-docking payments	(16,038)	(2,075)	(10,198)	(12,029)	(4,507)
Other assets/liabilities	(2,915)	(922)	(2,562)	480	(11,560)

Net cash provided by (used in) operating activities	73,182	73,846	(2,928)	81,375	(37,327)

Cash flows from investing activities:
Purchases of equipment	(41,234)	(11,000)	(21,889)	(16,680)	(18,470)
Acquisition of company	—	(663,031)	—	(296,172)	—
Transaction costs associated with acquisition	—	(246)	—	(18,828)	—
Proceeds from sale of equipment	2,417	354	1,399	74	—
Other investing activities	—	—	(150)	(590)	—

Net cash used in investing activities	(38,817)	(673,923)	(20,640)	(332,196)	(18,470)

Cash flows from financing activities:
Initial capitalization of Company	—	157,031	—	80,000	—
Borrowing of term loans	—	250,000	—	175,000	—
Issuance of senior notes	—	250,000	—	—	—
Borrowing under line of credit	—	6,000	—	—	—
Payment on line of credit	—	(6,000)	—	—	—
Payment of financing costs	(1,127)	—	—	—	—
Sale of stock	—	—	—	60,000	—
Capital contribution	303	—	—	—	15,967
Prepayments of long-term debt	(52,986)	—	—	—	—
Redemption premiums	(4,769)	—	—	—	—
Principal payments on long-term debt	(2,500)	(625)	—	(10,250)	—
Distribution to holders of preferred units of subsidiary	—	—	—	(15,000)	—
Dividend from HLFHC	11,703	—	—	—	—
Payments on capital lease obligation	(170)	(65)	(87)	(30)	—

Net cash provided by (used in) financing activities	(49,546)	656,341	(87)	289,720	15,967

Net increase (decrease) in cash and cash equivalents	(15,181)	56,264	(23,655)	38,899	(39,830)
Cash and cash equivalents at beginning of period	56,264	—	41,811	2,912	40,342

Cash and cash equivalents at end of period	$41,083	$56,264	$18,156	$41,811	$512

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Consolidated and Combined Statements of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Predecessor – B	Parent’s Net Investment	Retained Earnings	Total
Parent’s net investment at December 22, 2002	$78,954	$35,031	$113,985
Net loss for the period December 23, 2002 through February 26, 2003	—	(2,049)	(2,049)
Contributed capital	17,766	—	17,766

Parent’s net investment at February 26, 2003	$96,720	$32,982	$129,702

Predecessor – A	Common Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Stockholders’ equity at February 27, 2003	800,000	$—	$—	$—	$—	$—
Initial capitalization	—	8	79,992	—	—	80,000
Change in fair value of interest rate contract	—	—	—	—	(302)	(302)
Net income for the period February 27, 2003 through December 21, 2003	—	—	—	17,162	—	17,162

Comprehensive Income	—	—	—	—	—	16,860

Stockholders’ equity at December 21, 2003	800,000	$8	$79,992	$17,162	$(302)	$96,860
Grant of stock options	—	—	1,765	—	—	1,765
Change in fair value of interest rate contract					286	286
Net income for the period December 22, 2003 through July 6, 2004	—	—	—	7,961	—	7,961

Comprehensive Income	—	—	—	—	—	8,247

Stockholders’ equity at July 6, 2004	800,000	$8	$81,757	$25,123	$(16)	$106,872

Horizon Lines Holding Corp.	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Stockholders’ equity at July 7, 2004	—	$—	$—	$—	$—	$—
Initial capitalization	800,000	8	169,992	—	—	170,000
Tax benefit from stock option deduction	—	—	9,494	—	—	9,494
Net income for the period July 7, 2004 through December 26, 2004	—	—	—	8,791	—	8,791
Change in fair value of fuel fixed priced contract	—	—	—	—	129	129
Unrealized loss on pension	—	—	—	—	(58)	(58)

Comprehensive income						8,862

Stockholders’ equity at December 26, 2004	800,000	$8	$179,486	$8,791	$71	$188,356

Capital contribution	—	—	303	—	—	303
Tax benefit from exercise of stock options	—	—	5,495	—	—	5,495
Dividend from HLFHC	—	—	—	11,703	—	11,703
Stock based compensation	—	—	99	—	—	99
Net income	—	—	—	13,564	—	13,564
Unrealized gain on pension	—	—	—	—	58	58
Change in fair value of fuel contract	—	—	—	—	(55)	(55)

Comprehensive loss	—	—	—	—	—	13,567

Stockholders’ equity at December 25, 2005	800,000	$8	$185,383	$34,058	$74	$219,523

The accompanying notes are an integral part of these consolidated and combined financial statements.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements

1. Basis of Presentation and Operations

Horizon Lines Holding Corp. (the “Company”) operates as a holding company for Horizon Lines, LLC (“HL”) and for Horizon Lines of Puerto Rico, Inc. (“HLPR”). HL is a Delaware limited liability company and indirect wholly-owned subsidiary of the Company and HLPR is a Delaware corporation and direct wholly-owned subsidiary of the Company. HL operates a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico. The Company, during the period from December 22, 2003 through July 6, 2004, is referred to as “Predecessor-A”. The Company is a direct wholly-owned subsidiary of H-Lines Finance Holding Corp. (“HLFHC”) and HLFHC is a directly wholly-owned subsidiary of Horizon Lines, Inc. (the “Parent”).

The accompanying consolidated and combined financial statements include the consolidated accounts of the Company and its subsidiaries as of December 25, 2005 and December 26, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows commencing on July 7, 2004. All significant intercompany accounts and transactions have been eliminated.

On July 7, 2004, the Parent, H-Lines Subcorp., a wholly owned subsidiary of the Parent, Predecessor-A, a majority-owned subsidiary of Carlyle-Horizon Partners, L.P., and TC Group, L.L.C., an affiliate of Carlyle-Horizon Partners, L.P., amended and restated a merger agreement dated as of May 22, 2004, between the same parties, and, pursuant to such amended and restated merger agreement, H-Lines Subcorp. merged, on such date, with and into Predecessor-A, with Predecessor-A as the surviving corporation (such merger, the “Merger”). Upon the consummation of the Merger, the issued and outstanding shares of the common stock of Predecessor-A and the outstanding options granted by Predecessor-A to purchase shares of its common stock were converted into the right to receive the applicable portion of the aggregate merger consideration of approximately $676.0 million, whereupon the Parent became the holder of all of the outstanding common stock of Predecessor-A. In lieu of receipt of aggregate merger consideration of $13.0 million, certain members of the management of Horizon Lines, LLC, an indirect subsidiary of Predecessor-A, who were stockholders or option holders of Predecessor-A immediately prior to the Merger elected to receive shares of common stock and preferred stock of the Parent or to retain their existing options for shares of the common stock in the Company. The members of management who retained such options, which vested in connection with the merger, entered into a put/call agreement dated July 7, 2004 (the “Put/Call Agreement”). The put/call agreement, as amended, provided that the shares of common stock issued by the HLHC upon the exercise of such retained options were subject to exchange, at the option of the Company (or the holders of such shares), with HLHC for shares of common stock and preferred stock of the Parent. On September 26, 2005, all options outstanding under the option plan, as amended on September 20, 2005, were exercised and all of the resulting shares of common stock of HLHC were exchanged for 952,325 shares of common stock and 731,448 shares of Series A preferred stock of the Parent pursuant to the provisions of the Put/Call agreement. The Merger was accounted for using the purchase method of accounting; accordingly, the consideration paid was allocated based on the estimated fair market values of the assets acquired and liabilities assumed. The excess of the consideration paid over the estimated fair market value of the net assets acquired, including separately identifiable intangible assets, approximated $306.7 million, and was allocated to goodwill.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

The following table sets forth the allocation of the purchase price in connection with the Merger ($ in thousands):

Working capital	$66,710
Property & equipment	188,863
Goodwill	306,724
Customer contracts and trademarks	201,475
Deferred financing costs	18,991
Long term liabilities	(126,184)
Other, net	19,421

Purchase price	$676,000

The following unaudited pro forma information presents the results of operations of the Company as if the Merger had taken place at the beginning of each respective period. Pro forma adjustments have been made to reflect additional interest expense from debt associated with the Merger ($ in thousands):

For the Period from December 22, 2003 through July 6, 2004 (Unaudited)

Operating revenue	$498,430
Operating income	20,036
Net loss	(2,451)

For the Period from February 27, 2003 through December 21, 2003 (Unaudited)

Operating revenue	$747,567
Operating income	38,484
Net income	5,221

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Merger occurred at the beginning of the respective periods.

On February 27, 2003 Predecessor-A acquired 84.5% of the outstanding capital of CSX Lines, LLC for approximately $293.2 million and 100% of the outstanding stock of CSX Lines of Puerto Rico, Inc. for $3.0 million. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market values of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired including separately identifiable intangible assets approximated $55.0 million and was allocated to goodwill. The purchase prices were allocated as follows ($ in thousands):

	Horizon Lines, LLC	Horizon Lines of Puerto Rico, Inc.
Working capital	$20,092	$(3,211)
Property and equipment	180,271	6,166
Goodwill	54,995	—
Customer contracts	50,234	—
Unfavorable lease agreements	(53,169)	—
Other, net	40,749	45

Purchase price	$293,172	$3,000

Prior to the Merger on July 7, 2004 and subsequent to the purchase transaction on February 26, 2003, the consolidated accounts and the condensed and consolidated statements of operations and cash flows represents that of Predecessor-A. All significant intercompany accounts and transactions have been eliminated.

Prior to the purchase transactions on February 27, 2003, the combined company of CSX Lines, LLC (Predecessor-B or CSX Lines), and its wholly owned subsidiary was a stand-alone wholly owned entity of CSX Corporation (CSX). The

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

condensed and combined statements of operations and cash flows for the period December 23, 2002 through February 26, 2003 represent the combined financial statements of those respective entities and all significant intercompany accounts and transactions have been eliminated.

As a result of the Merger on July 7, 2004 and the application of purchase accounting, financial information for the period after July 7, 2004 represents that of the Company, which is presented on a different basis of accounting from that of Predecessor-A. As a result of the transaction on February 26, 2003 and the application of purchase accounting, financial information for the period after February 26, 2003 through July 6, 2004 represents that of Predecessor-A, which is presented on a different basis of accounting from that of Predecessor-B.

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents of the Company consist principally of cash held in banks and short term investments having a maturity of three months or less at the date of acquisition. Cash and cash equivalents of Predecessor-B consist principally of balances held under a Cash Management and Credit Facility with a subsidiary of CSX and short-term investments having a maturity of three months or less.

Accounts Receivable and Allowance for Credits and Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. The Company does not require collateral from its trade customers. In addition, the Company maintains allowances for credits issued to customers, which is recorded as a reduction to revenue. The allowance for credits and doubtful accounts approximated $6.1 million at December 25, 2005 and $7.9 million at December 26, 2004, respectively.

Materials and Supplies

Materials and supplies consist primarily of fuel inventory held aboard vessels and inventory held for maintenance of property and equipment. Fuel is carried at cost on the first in, first out (FIFO) basis, while all other materials and supplies are carried at average cost.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance, repairs, and removals other than vessel drydockings are charged to expense. Expenditures that materially increase values, change capacities or extend useful lives of the assets are capitalized. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets or over the terms of capital leases. The estimated useful lives of assets are as follows:

Buildings, chassis and cranes	25 years
Containers	15 years
Vessels	20-40 years
Other	3-10 years

Certain costs incurred in the development of internal-use software are capitalized. Software is amortized using the straight-line method over its estimated useful life of three years. $9.7 million, $9.6 million and $8.5 million were charged to depreciation expense for the year ended December 25, 2005, the twelve months ended December 26, 2004 and the twelve months ended December 21, 2005, respectively.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover the carrying amount of an asset, the asset is written down to its fair value.

Vessel Drydocking

United States Coast Guard regulations generally require that vessels be drydocked twice every five years. These costs are capitalized and are then amortized and charged to expense over a 30-month period beginning with the accounting period following the vessel’s release from drydock.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

The Company takes advantage of these vessel drydockings to also perform normal repair and maintenance procedures on the vessels. These routine vessel maintenance and repair procedures are charged to expense as incurred. In addition, the Company will occasionally during a vessel drydocking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Intangible Assets

Intangible assets consist of goodwill, customer contracts, trademarks, and debt issuance costs all of which are related to the Merger on July 7, 2004. The Company amortizes customer contracts on a straight line basis over the expected useful lives of 8 to 10 years. The Company also amortizes trademarks on a straight line basis over the expected life of the related trademarks of 15 years. The Company amortizes debt issue cost on a straight line basis over the term of the related debt, which approximates the interest yield method. Estimated aggregate amortization expense for each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year Ending
2006	$22,300
2007	22,287
2008	22,287
2009	22,176
2010	22,039

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are no longer amortized but are subject to annual undiscounted cash flow impairment tests. At least annually, or sooner if there is an indicator of impairment, the fair value of the reporting unit is calculated. If the calculated fair value is less than the carrying amount, an impairment loss is recognized.

Revenue Recognition

The Company accounts for transportation revenue based upon method two under Emerging Issues Task Force No. 91-9 “Revenue and Expense Recognition for Freight Services in Process”. Under this method the Company records transportation revenue and an accrual for the corresponding costs to complete delivery when the cargo first sails from its point of origin. The Company believes that this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred.

Terminal and other service revenue and related costs of sales are recognized as services are performed.

Casualty and Other Reserves

The Company is self-insured for a portion of its marine and non-marine exposures. Reserves are established based on the value of cargo damaged and the use of current trends and historical data for other claims. These estimates are based on historical information along with certain assumptions about future events.

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized in the financial statements at fair value.

The Company utilizes derivative instruments tied to various indexes to hedge a portion of its quarterly exposure to bunker fuel price increases. These instruments consist of fixed price swap agreements. The Company does not use derivative instruments for trading purposes. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

Predecessor-A used derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modified the exposure of these risks with the intent to reduce the risk to Predecessor-A. Predecessor-A did not use financial instruments for trading purposes, nor did it use leveraged financial instruments. Credit risk related to the derivative financial instruments was considered minimal and was managed by requiring high credit standards for its counterparties and periodic settlements.

Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effects on deferred tax assets and liabilities of subsequent changes in the tax laws and rates are recognized in income during the year the changes are enacted. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realizable.

Stock-based Compensation

Predecessor A Stock Options

As permitted by Statement of Financial Accounting Standards Board (“SFAS”) SFAS No. 123, “Accounting for Stock-based Compensation” (SFAS 123), Predecessor-A chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and its related interpretations.” Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of Predecessor-A’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the grant date consistent with provisions of FAS 123, Predecessor-A’s pro forma net income and earnings per share would have been impacted as follows ($ in thousands):

	For the Period December 22, 2003 through July 6, 2004	For the Period February 27, 2003 though December 21, 2003
Net income as reported	$7,961	$17,162

Deduct: total stock-based compensation expense determined under the fair value method net of related tax effects	(2,055)	(210)
Add: total stock-based compensation expense recorded under APB 25	1,765

Pro forma net income	$7,671	$16,952

The pro forma results reflect amortization of fair value of stock options over the vesting period. The weighted average fair value of options granted in fiscal year 2003 was estimated to be $100, as determined by Predecessor-A’s Board of Directors. The fair value of options granted was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Expected life of option	10 years
Risk-free interest rate	5%
Expected volatility of stock	0%
Expected dividend yield	0%

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

On September 26, 2005, all options outstanding under Predecessor A’s option plan, as amended on September 20, 2005, were exercised (see note 3 for additional information regarding this exercise). As a result, there are no options outstanding or issuable under Predecessor A’s stock option plan, as amended.

Horizon Lines, Inc. Stock Options

On September 16, 2005, the Board of Directors of the Parent authorized the issuance of up to an aggregate of 3,088,668 shares of common stock. On September 27, 2005, the Parent granted nonqualified stock options under its amended and restated equity incentive plan to members of management to purchase up to 705,100 shares in the aggregate of the Parent’s common stock. The Company early adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) in the fourth quarter of fiscal year 2005 and utilized the Black Scholes model to determine the fair value of these stock options. Because the participants in this plan are limited to employees and consultants of the Company or any subsidiary thereof, and therefore were granted for services to be provided to the Company, the stock compensation expense related to these options is being recorded on the Company’s financial statements.

See note 12 for more disclosures regarding the Parent’s stock options and the resulting compensation expense recorded on the Company’s financial statements.

Pension Benefits

The Company has a noncontributory pension plan covering certain union employees. Costs of the plan are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. The Company expenses amounts as paid in accordance with union agreements.

Amounts recorded for the pension plan reflects estimates related to future interest rates, investment returns, and employee turnover. The Company reviews all assumptions and estimates on an ongoing basis.

The Company records an additional minimum pension liability adjustment, when necessary, for the amount of underfunded accumulated pension obligations in excess of accrued pension costs.

Fiscal Period

The fiscal period of the Company typically ends on the last Sunday before the last Friday in December. For fiscal 2005, the fiscal period began on December 27, 2004 and ended on December 25, 2005. For the 2004 period, the fiscal period of the Company began on July 7, 2004, the date of the Merger, and closed on December 26, 2004. The fiscal period of Predecessor-A and Predecessor-B also typically ended on the last Sunday before the last Friday in December, December 21, 2003 for fiscal year 2003. Due to the purchase transaction on February 26, 2003, the last fiscal period of Predecessor-B began on December 23, 2002 and ended on February 26, 2003.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004) “Share-Based Payments” (“SFAS 123R”) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its interpretations, and amends SFAS

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

No. 95 “Statement of Cash Flows.” FASB 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company adopted SFAS 123R in the fourth quarter of 2005 with respect to newly issued stock options. See Note 12 for more disclosures regarding the Parent’s stock options.

Supplemental Cash Flow Information

Non-cash activities consist of the following ($ in thousands):

	Horizon Holding Corp.		Predecessor A		Predecessor B
	For the period December 26, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 06, 2004	For the period February 27, 2003 through December 21, 2003	For the period December 23, 2002 through February 26, 2003
Notes payable in conjunction with the acquisition of beneficial interest in vessel trusts	$4,513	$—	$—	$—	$—
Tax benefit through exercise of stock options	5,495	9,494	—	—	—
Equity retained by management in connection with the initial capitalization of the Company	—	12,969	—	—	—
Capital lease obligations	—	—	—	850	—
Assumption of liabilities through a capital contribution	—	—	—	—	1,799

Cash payments (receipts) for interest and income taxes were as follows ($ in thousands):

	Horizon Lines Holding Corp.		Predecessor A		Predecessor B
	For the period December 26, 2004 through December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 06, 2004	For the period February 27, 2003 through December 21, 2003	For the period December 23, 2002 through February 26, 2003
Interest	$36,476	$13,288	$3,999	$6,544	$—
Income taxes	(7,319)	4,070	154	5,730	—

3. Property and Equipment

Property and equipment consist of the following ($ in thousands):

	December 25, 2005	December 26, 2004
Vessels	$135,164	$106,686
Containers	27,420	25,366
Chassis	13,453	13,443
Cranes	13,997	13,284
Machinery & equipment	17,322	11,569
Facilities & land improvement	5,508	4,250
Software	30,149	29,099
Other	1,244	1,613
Total property and equipment	244,257	205,310
Accumulated depreciation	(43,660)	(15,187)

Property and equipment, net	$200,597	$190,123

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

During fiscal year 2005, HL acquired with available cash, for $25.2 million, the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of two vessels, the Horizon Enterprise and the Horizon Pacific, and the charters related thereto under which HL operates such vessels. Title to each of the two vessels is held by the respective owner trustee of the relevant trust for the use and benefit of the owner participant and the vessels are subject to a mortgage securing non-recourse indebtedness of the respective owner trustees. HL charters each vessel from the relevant owner trustee. By acquiring the beneficial interests of the owner participant of each trust estate, HL obtained the right to the corpus of such estate remaining after required payments on the aforementioned indebtedness are made. Further, upon the repayment of such indebtedness at maturity on January 1, 2007, HL will be able to obtain title to the two vessels from the respective owner trustees and terminate the charter. The outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific is $2.3 million and $2.2 million, respectively.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

4. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	December 25, 2005	December 26, 2004
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred finance costs	19,575	20,077

Total intangibles with definite lives	221,050	221,552
Less: accumulated amortization	(32,707)	(10,676)

Net intangibles with definite lives	188,343	210,876
Goodwill	306,724	306,680

Total intangible assets	$495,067	$517,556

The reduction in deferred finance costs is due to the write-off of $1.9 million related to the 9% senior notes in conjunction with the early redemption of indebtedness.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following ($ in thousands):

	December 25, 2005	December 26, 2004
Marine operations	$11,236	$12,301
Terminal operations	9,537	10,842
Vessel and rolling stock rent	24,735	24,024
Vessel operations	22,049	20,452
Fuel	9,043	7,537
Bonus	8,347	10,200
Interest	6,636	6,306
Other liabilities	30,266	22,505

Total other accrued liabilities	$121,849	$114,167

6. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	December 25, 2005	December 26, 2004
Senior credit facility	$246,875	$249,375
9% senior notes	197,014	250,000
Notes issued by the owner trustees of the owner trusts and which are secured by mortgages on the vessels owned by such trusts	4,513	—

Total	448,402	499,375
Current portion	(2,500)	(2,500)

Long-term debt, net of current	$445,902	$496,875

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

Senior Credit Facility

On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005. On September 22, 2005, the senior credit facility was further amended to modify the definition of “Specified IPO”. The senior credit facility, as amended and restated, consists of (i) a $50.0 million revolving credit facility and (ii) a $250.0 million term loan facility. As modified, a “Specified IPO” means the consummation of the underwritten initial public offering of common stock with gross proceeds to the issuer of at least $100.0 million and the designation of at least $40.0 million of proceeds to repurchase the 9% senior notes. Upon the consummation of a “Specified IPO”, the revolving credit facility increased to $50.0 million. The senior credit facility permits us to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009. No amounts were outstanding under the revolving credit facility as of December 25, 2005 or December 26, 2004. However, $6.9 million and $6.0 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of December 25, 2005 and December 26, 2004, respectively.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $58.8 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at the Company’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. These margins decreased from 1.50% and 2.50%, for base rate loans and LIBOR loans, respectively, upon the consummation of the Specified IPO. The interest rate at December 25, 2005 approximated 6.3%. The Company is also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all such covenants as of December 25, 2005. The senior credit facility is secured by the assets of the Company.

Senior Notes

On July 7, 2004, HL and HLHC completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of HL and HLHC and rank equally with the existing and future unsecured indebtedness and other obligations of HL and HLHC that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. On or after November 1, 2008, HL and HLHC may redeem the 9% senior notes, in whole or in part, at a redemption price equal to 104.5% of the principal amount which declines to 100% of the principal amount in November 2010. In addition, at any time prior to November 1, 2008, HL and HLHC can redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the 9% senior notes plus an applicable premium (as defined in the indenture), and accrued and unpaid interest to the redemption date. Also, at any time before November 1, 2007, HL and HLHC may, at their option, use net cash proceeds of one or more qualified equity offerings to redeem up to 35% of the principal amount of the 9% senior notes issued under the indenture at a redemption price of 109% of the principal amount of the 9% senior notes, plus accrued and unpaid interest. HL and HLHC used $57.8 million of the proceeds of the issuance and sale of the Initial shares and the Additional shares to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

Other Debt

During fiscal year 2005, HL assumed outstanding indebtedness of approximately $4.5 million in connection with the acquisition of the rights and beneficial interests of the sole owner participant in two separate owner trusts, the assets of which consist primarily of two vessels, the Horizon Enterprise and the Horizon Pacific. The outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific is $2.3 million and $2.2 million, respectively.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

Such indebtedness accrues at 10.6% per annum, with interest payments semi-annually in January and July of each fiscal year until final maturity on January 1, 2007.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 25, 2005 and December 26, 2004 were $459.2 million and $518.1 million, respectively. The fair value of the other long-term debt approximates carrying value.

Annual maturities of long-term debt obligations are as follows ($ in thousands):

2006	$2,500
2007	7,013
2008	2,500
2009	2,500
2010	60,625
2011 and thereafter	373,264

$448,402

7. Preferred Units

Mandatorily Redeemable Preferred Units

In connection with the purchase transaction, Predecessor-A issued 60,000 voting senior preferred units to CSX. The holders of the outstanding senior preferred units were entitled to receive a preferential return equal to 10% per annum, which accrued and was compounded annually, before any distributions were made with respect to any other common units.

Predecessor-A had the option to redeem the senior preferred units at any time after May 27, 2005, in whole at an amount equal to the unreturned capital contribution of the senior preferred units plus accrued preferential returns. The senior preferred units were mandatorily redeemable by Predecessor-A at an amount equal to the unreturned capital contribution of the senior preferred units plus accrued preferential returns at the earliest of February 27, 2010 or a change in control of Predecessor-A. After receiving appropriate approval, the Company redeemed $15.0 million of preferred units during the year ended December 21, 2003.

In connection with the Merger on July 7, 2004, the remaining preferred units of Predecessor-A were redeemed at an amount equal to the unreturned capital contribution plus accrued preferential returns totaling $58.9 million.

8. Derivative Financial Instruments

During 2005 and 2004, the Company entered into fuel swap contracts to fix the price of fuel. The contracts were accounted for as cash flow hedges. Accordingly, the Company recorded the fair value of the hedge contracts in other current assets and accumulated other comprehensive income. The fair value of the hedges approximated $0.1 million and $0.2 million at December 25, 2005 and December 26, 2004, respectively. The outstanding hedge as of December 25, 2005 is a three month hedge maturing in March 2006.

During 2003, Predecessor A entered into a swap agreement with a bank to fix the floating interest rates on the long-term debt up to a notional amount of approximately $40.9 million. The agreement was accounted for as a cash flow hedge. Accordingly, Predecessor-A recorded the fair value of the hedge, which approximated $0.03 million at December 21, 2003, and was recorded in other long term liabilities and accumulated other comprehensive loss.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

9. Leases

The Company leases certain equipment and facilities under operating lease agreements. Non-cancelable, long term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $74.3 million and $35.9 for the year ended December 25, 2005 and the period from July 7, 2004 through December 26, 2004, respectively. Predecessor A leased certain equipment and facilities under operating lease agreements. Non-cancelable, long-term leases generally included provisions for maintenance, options to purchase at fair value and to extend the terms. Rent expense under operating lease agreements totaled $43.5 million and $65.0 million for the period from December 22, 2003 through July 6, 2004 and for the period from February 27, 2003 through December 21, 2003, respectively. Predecessor-B leased certain equipment and facilities under operating lease agreements. Rent expense for the period December 23, 2002 through February 26, 2003 totaled $13.8 million.

The Company and Predecessor A lease certain equipment under a capital lease agreement. The net book value of this equipment totaled $0.5 million and $0.7 million at December 25, 2005 and December 26, 2004, respectively. Depreciation expense for equipment under the capital lease totaled $0.2 million for the year ended December 25, 2005, $0.1 million for the period from July 7, 2004 through December 26, 2004, $0.1 million for the period from December 22, 2003 through July 6, 2004, and $0.1 million for the period ending December 21, 2003.

Future minimum lease obligations at December 25, 2005 are as follows ($ in thousands):

Period Ending December	Non-Cancelable Operating Leases	Capital Lease
2006	$63,296	$193
2007	75,752	193
2008	34,691	161
2009	34,370	—
2010	32,984	—
Thereafter	128,570	—

Total future minimum lease obligation	$369,663	547

Less: amounts representing interest		40

Present value of future minimum lease obligation		507
Current portion of capital lease obligation		170

Long term portion of capital lease obligation		$337

10. Related Parties

During 2005 and the period July 7, 2004 through December 26, 2004, the Company recorded $2.2 million and $1.5 million, respectively in selling, general, and administrative expenses related to a management agreement with Castle Harlan. In addition, in connection with the initial public offering in 2005, the Company recorded a charge of $7.5 million related to the termination of the ongoing management services and fee related provisions of the management agreement. During 2004, the Company recorded $0.5 million in fees to Castle Harlan related to the issuance of the 11% senior discount notes.

For the period December 22, 2003 through July 6, 2004 and the period ending December 21, 2003, Predecessor A recorded $0.25 million and $0.30 million, respectively, in management fees within selling, general, and administrative expenses to its equity sponsor, the Carlyle Group. At December 26, 2004, other current assets included $1.5 million in prepaid fees.

Predecessor-A was a lessee in an operating sublease agreement with CSX. Predecessor-A leased containers and vessels under these agreements. Lease expense during the period December 22, 2003 through July 6, 2004 and for the period February 27, 2003 through December 21, 2003 totaled $16.6 million and $21.8 million, respectively.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

Predecessor-B maintained insurance coverage which transferred substantially all risk of loss, subject to coverage limits, related to workers compensation, automobile, and general liability except for seamen’s injury claims to CSX Insurance Company (“CSX Insurance”), an insurance company owned by CSX. Accordingly, loss reserve accruals for such claims were not required, except for per claim deductible amounts. Predecessor-B paid premiums and made loss reimbursements to CSX of approximately $1.0 million for the period ended December 23, 2002 through February 26, 2003.

Predecessor-B purchased certain intermodal services from CSX Intermodal (“CSXI”), a wholly-owned subsidiary of CSX under an operating agreement. Predecessor-B purchased rail services from CSXI, for the geographic areas they served, at market rates. Predecessor-B purchased rail transportation directly from rail carriers not affiliated with CSX in other geographic areas.

11. Employee Benefit Plans

Savings Plans

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the savings plan, an employee is vested with respect to Company contributions immediately. The Company matches employee contributions up to 6% of qualified compensation. The total cost for this benefit totaled $1.9 million and $0.8 million for the year ended December 25, 2005 and for the period July 7, 2004 through December 26, 2004, respectively. Prior to July 7, 2004 Predecessor-A maintained the plan. The total cost to Predecessor-A for the period from December 22, 2003 through July 6, 2004 totaled $1.0 million and the cost for the period from February 27, 2003 through December 21, 2003 totaled $1.4 million. The Company also administers a 401 (k) plan for certain union employees with no Company match.

CSX and its subsidiaries, including Predecessor-B, maintained savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $0.1 million for the period December 23, 2002 through February 26, 2003.

Pension Plan

The Company sponsors a defined benefit plan for certain union employees. The plan provides for retirement benefits based only upon years of service. Contributions to the plan are based on the projected unit credit actuarial method and are limited to the amounts that are currently deductible for income tax purposes.

Changes in the projected benefit obligation during the year ended December 25, 2005 are as follows ($ in thousands):

Projected benefit obligation at December 27, 2004:	$1,966
Service cost	230
Interest cost	105
Actuarial (gain) or loss	(279)

Projected benefit obligation at December 25, 2005	$2,022

Changes in plan assets during the year ended December 25, 2005 are as follows ($ in thousands):

Fair value of plan assets at December 27, 2004:	$49
Actual return on plan assets	9
Employer contribution	680

Fair value of plan assets at December 25, 2005:	$738

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

With a measurement date of December 25, 2005, the funded status at December 25, 2005 is as follows ($ in thousands):

Fair value of plan assets	$738
Projected benefit obligation	2,022

Funded status	(1,284)
Unrecognized net loss or (gain)	(173)
Unrecognized net transition obligation	1,334

Net amount recognized:	$(123)

Amounts recognized in the balance sheet as of December 25, 2005 are as follows ($ in thousands):

Prepaid pension asset/(accrued pension liability)	$(1,284)
Intangible asset (1)	1,161

Net amount recognized	$(123)

(1)	This balance is included within other long term assets.

Net period pension costs for the year ended December 25, 2005 are as follows ($ in thousands):

Service cost	$230
Interest cost	105
Expected return on assets	(22)
Amortization of unrecognized net obligation or (asset) existing at the date of the initial application of FASB Statement No. 87 transition obligation	103

Net periodic pension cost	$416

Significant assumptions used at December 25, 2005 were as follows:

Weighted-average discount rate used in determining net periodic pension cost	6.00%
Weighted-average rate of compensation increase (1)	0.00%
Weighted-average expected long-term rate of return on plan assets in determination of net periodic pension costs	7.50%
Weighted-average discount rate used in determination of projected benefit obligation	6.10%

(1)	The defined benefit plan benefit payments are not based on compensation, but rather on years of service.

Expected Company contributions during 2006 total $0.7 million. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in thousands):

Fiscal Year End	Pension Benefits
2006	$5
2007	8
2008	31
2009	32
2010	32
2011-2015	495

$603

Other Plans

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multiemployer benefit plans. Predecessor-A and Predecessor –B also participated in a number of union-sponsored, multiemployer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved, or a combination thereof. Expense for these plans is generally recognized as contributions are funded. The Company made contributions of $10.0 million and $5.0 million during the year ended December 25, 2005 and the

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

period from July 7, 2004 through December 26, 2004, respectively. Predecessor-A made contributions of $5.2 million during the period from December 22, 2003 through July 6, 2004 and $8.8 million during the period February 27, 2003 through December 21, 2003. Predecessor-B made contributions of $1.6 million during the period December 23, 2002 through February 26, 2003. A decline in the value of assets held by these plans, caused by performance of the investments in the financial markets in recent years, may result in higher contributions to these plans. Moreover, if the Company exits these markets, it may be required to pay a potential withdrawal liability if the plans are underfunded at the time of the withdrawal. However, the Company is unable to determine the potential amount of liability, if any, at this time. Any adjustments would be recorded when it is probable that a liability exists and it is determined that markets will be exited.

12. Stock Options

Predecessor A

Predecessor A had a stock option plan under which options to purchase common stock were granted to officers, key employees and directors at prices equal to fair market value on the date of grant. Prior to the Merger on July 7, 2004, there were 90,138 shares of common stock reserved for options under the plan. Thirty percent of stockholder options vested over a period of five years commencing on December 31, 2003. The remaining seventy percent vested fourteen percent per year over five years, if predetermined financial targets (as defined in the agreement) were met in the respective years by the Company. All options vested in full in connection with the merger on July 7, 2004. Options granted and the weighted average price of those options totaled as follows prior to the Merger on July 7, 2004:

	Shares Granted	Weighted Average Option Price
For the period December 22, 2003 through July 7, 2004	13,333	$199
For the period February 27, 2003 through December 21, 2003	76,805	$100

On September 26, 2005, all options outstanding under Predecessor A’s option plan, as amended on September 20, 2005, were exercised. This exercise resulted in the net issuance (after the surrender by such persons of 155,012 shares in the aggregate of our common stock in payment in full of the exercise price for such options) of 952,325 shares in the aggregate of our common stock and 731,448 shares in the aggregate of our Series A preferred stock. The tax benefit realized from the exercise of these stock options was $5.5 million. As a result, there are no options outstanding or issuable under Predecessor A’s stock option plan, as amended as of December 25, 2005.

Horizon Lines, Inc.

On September 16, 2005, the Board of Directors of Horizon Lines Inc. authorized the issuance of up to an aggregate of 3,088,668 shares of common stock. On September 27, 2005, the Parent granted nonqualified stock options under its amended and restated equity incentive plan to members of management to purchase up to 705,100 shares in the aggregate of the Parent’s common stock at a price per share equal to the initial public offering price per share of $10.00 per share. The Company early adopted SFAS 123R in the fourth quarter of fiscal year 2005 and utilized the Black-Scholes option-pricing model to determine the fair value of these stock options. Of the 705,100 options, 617,600 options vest on the third anniversary date following the date of grant, and the remaining 87,500 options vest on the first anniversary date following the date of grant. All of the options expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected dividend yield	4.7%
Expected stock price volatility	22.6%
Weighted average risk-free interest rate	4.11%
Expected life of options (years)	6.4

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

Significant assumptions used to estimate the fair value of the share-based compensation awards are as follows:

Expected Life: The Company determined the expected life of the options utilizing the short-cut method due to the lack of historical evidence regarding employees’ expected exercise behavior. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Expected Volatility: Due to the lack of trading activity since the stock became publicly traded, the Company considered historical volatility of similar entities following a comparable period in their lives.

The average fair value of options granted during fiscal 2005 is $1.51 per share. There were no forfeitures, exercises, or expirations of options granted during fiscal 2005. The Company recognized approximately $0.1 million in compensation costs within selling, general, and administrative expenses on the consolidated statement of operations and a deferred tax asset of approximately $0.04 million during fiscal 2005. The Company will recognize an additional $0.8 million in compensation costs on a straight line basis over a weighted average period of 2.5 years.

The following table summarizes information about stock options outstanding at the end of fiscal 2005 (in thousands, except per share amounts):

Options Outstanding			Options Exercisable
Number Outstanding at December 25, 2005	Remaining Contractual Life	Exercise Price	Number Exercisable at December 25, 2005	Average Exercise Price
705,100	9.75 years	$10.00	—	N/A

13. Income Taxes

Income tax (expense) benefits are as follows ($ in thousands):

	Horizon Lines Holding Corp.		Predecessor-A		Predecessor-B
	Year Ended December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004	For the period, February 27, 2003 through December 21, 2003	For the period December 23, 2002 through February 26, 2003
Income tax expense (benefit):
Current:
Federal	$11,019	$659	$1,587	$6,248	$—
State/territory	845	85	341	627	—

Total current	11,864	744	1,928	6,875	—
Deferred:
Federal	(3,460)	4,379	2,806	3,268	(856)
State/territory	(150)	265	162	433	(105)

Total deferred	(3,610)	4,644	2,968	3,701	(961)

Net income tax expense (benefit)	$8,254	$5,388	$4,896	$10,576	$(961)

HLHC joins in the filing of a consolidated Federal corporate income tax return with Horizon Lines, Inc. and its other subsidiaries. Furthermore, HLHC joins in the filing of several consolidated state income tax returns with Horizon Lines, Inc., in which these state taxing jurisdictions permit combined filings for unitary business activities. The allocation of the HLHC current consolidated federal income tax to its subsidiaries is in accordance with SFAS No. 109, Accounting for Income Taxes. HLHC uses the “parent company down” approach in allocating the consolidated amount of current and deferred tax expense to its subsidiaries. As part of a tax sharing agreement with Horizon Lines, Inc. and its other subsidiaries, the Company has reduced its current tax liability by the losses generated by its affiliates. As such, the Company has recorded an intercompany payable attributable to Federal and State income taxes due to its affiliates in the amount of $3.5 million for the year ended December 25, 2005.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

The difference between the income tax expense (benefit) and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows ($ in thousands):

	Horizon Lines Holding Corp.		Predecessor-A		Predecessor-B
	Year Ended December 25, 2005	For the period July 7, 2004 through December 26, 2004	For the period December 22, 2003 through July 6, 2004	For the period February 27, 2003 through December 21, 2003	For the period December 23, 2002 through February 26, 2003
Income tax expense (benefit) at statutory rates:	$7,636	$4,963	$4,500	$9,708	$(1,054)
State/territory, net of federal income tax benefit	451	350	258	607	(53)
Tax credits	—	—	—	(101)	—
Other Items	167	75	138	362	146

Net income tax expense (benefit)	$8,254	$5,388	$4,896	$10,576	$(961)

In accordance with paragraph 36 of FAS 109 and APB No. 25, paragraph 17, the Company recorded a tax benefit attributable to the recognition of certain tax benefits derived from the exercise of non-qualified stock options in the amount of $5.5 million and $9.5 million as an increase directly to additional paid-in capital for the years ended December 25, 2005 and December 26, 2004, respectively.

The components of deferred tax assets and liabilities are as follows ($ in thousands):

	December 25, 2005	December 26, 2004
Deferred tax assets:
Leases	$22,990	$22,827
Allowance for doubtful accounts	2,198	2,937
Net operating losses and AMT carryforwards	8,628	4,926
Valuation Allowance	(1,973)	(1,973)
Other	4,652	2,488

Total deferred assets	36,495	31,205

Deferred tax liabilities:
Depreciation	(21,333)	(16,024)
Capital construction fund	(14,117)	(7,891)
Intangibles	(47,407)	(52,601)
Other	(4,811)	(8,575)

Total deferred tax liabilities	(87,668)	(85,091)

Net deferred tax liability	$(51,173)	$(53,886)

The Company has recorded its share of the net operating loss carryforwards for Federal income tax purposes in the amount of $2.6 million and $7.3 million for the year ended December 25, 2005 and the twelve months ended December 26, 2004, respectively. In addition, the Company has net operating loss carryforwards for state tax purposes in the amount of $19.0 million and $13.5 million for the year ended December 25, 2005 and the twelve months ended December 26, 2004, respectively. The Federal and State net operating loss carryforwards begin to expire in 2025 and 2020, respectively.

The net operating loss credits generated from tax losses in Guam begin to expire in 2023. In conjunction with the merger, the Company recorded a valuation allowance against the deferred tax asset attributable to the net operating loss generated in Guam in the amount of $2.0 million. As such, to the extent the Company reverses a portion of the valuation allowance, such adjustment would be recorded as a reduction to goodwill.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

14. Commitments and Contingencies

Legal Proceedings

There are two actions currently pending before the Surface Transportation Board (referred to herein as the “STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (referred to herein as “Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995 (referred to herein as the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA. The STB is expected to issue a ruling in 2006 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. HL filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its show cause order and notified the parties that it had scheduled oral argument on the merits of the Phase II issues on November 16, 2005.No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there was an unfavorable outcome.

The second action currently pending before the STB involving HL, brought by DHX, Inc. in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which was repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. HL has filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. DHX filed an appellant brief on November 10, 2005. HL is currently preparing its response to the DHX brief. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable.

Environmental Contingency

During 2001, the Alaska State Department of Environmental Conservation (the “Department”) notified a predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company. In September 2005, the Company engaged a third party to remove and dispose of the underground storage tanks, supply and place all back fill material, and conduct testing of soils. The third party completed the engagement during the fourth quarter of 2005 and submitted an underground storage tank removal report to the Department. The Department confirmed receipt of the removal but has not conducted a site assessment at this time. The third party will sample the wells again in April 2006 and will submit another report to the Department. The Company can not estimate when the Department will perform the site assessment nor can it be assured that the Department will deem the Company free of any future exposure. The Company incurred costs of approximately $0.1 million in connection with the third party’s services, which reduced the reserve to $0.8 million as of December 25, 2005.

Standby Letters of Credit

Horizon Lines, LLC has standby letters of credit, primarily related to its property and casualty insurance programs. On December 25, 2005 and December 26, 2004, these letters of credit totaled $6.9 million and $6.0 million, respectively.

Labor Relations

Approximately 64.6% of the Company’s total work force is covered by collective bargaining agreements. A collective bargaining agreement, covering approximately 20.2% of the workforce will be under renegotiation during 2006.

15. Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data ($ in thousands):

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$257,562	$270,544	$289,075	$278,975
Operating income	10,253	15,957	21,525	19,621
Net income	353	3,486	7,190	2,535

	Predecessor-A Quarter			Horizon Holding Corp Quarter
For the period from December 22, 2003 through December 26, 2004	First Quarter	Second Quarter	Third Quarter(a)	Third Quarter(b)	Fourth Quarter
Operating revenue	$219,994	$235,854	$42,582	$208,524	$273,374
Operating income	2,660	16,346	1,655	25,730	6,146
Net income (loss)	(536)	7,983	514	10,816	(2,025)

(a)	Represents the period from June 21, 2004 through July 6, 2004.
(b)	Represents the period from July 7, 2004 through September 20, 2004.

Horizon Lines Holding Corp. and Subsidiaries and Predecessor Companies

Notes to Consolidated and Combined Financial Statements—(Continued)

16. Subsequent Events

On January 23, 2006, the Board of Directors of Horizon Lines, Inc. authorized the Parent to grant nonqualified stock options under its amended and restated equity incentive plan to members of management to purchase up to 617,500 shares in the aggregate of the Parent’s common stock. The nonqualified stock options will be granted in April 2006 and will be issued at a price equal to the fair market value on date of grant. The Company expects to record compensation expense of approximately $0.6 million per annum over a three year vesting period. During 2006, the Company expects to record approximately $0.4 million in stock based compensation expense related to the April 2006 stock option grants.

On January 23, 2006, the Board of Directors voted to declare a cash dividend on its outstanding shares of common stock of $0.11 per share, payable on March 15, 2006 to all stockholders of record as of the close of business on March 1, 2006.

The Parent also announced that it will hold its 2006 Annual Stockholder Meeting on Monday, June 5, 2006 in Charlotte, North Carolina.

Schedule II

Horizon Lines Holding Corp.

Valuation and Qualifying Accounts

Years Ended December 2005, 2004 and 2003

($ in thousands)

	Beginning Balance	Charged to Cost and Expenses	Deductions	Charged to other Accounts	Ending Balance
Accounts receivable reserve:

Predecessor-B
For the period December 23, 2002 through February 26, 2003	$35,134	$7,884	$(794)	$—	$42,224

Predecessor-A
For the period February 27, 2003 through December 21, 2003	$14,802	$8,167	$(11,920)	$—	$11,049
For the period December 22, 2003 through July 6, 2004	$11,049	$6,266	$(4,885)	$—	$12,430

Horizon Lines, Inc
For the period July 7, 2004 through December 26, 2004	$12,430	$6,087	$(10,580)	$—	$7,937
For the year ended December 25, 2005	$7,937	$9,057	$(10,931)	$—	$6,063