Form 10-Q
period 2006-03-26
Horizon Lines Holding Corp.
filed 2006-04-28
CIK 1299064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2006, 800,000 shares of common stock, par value $.01 per share, were outstanding.

HORIZON LINES HOLDING CORP.

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

($ in thousands)

	March 26, 2006	December 25, 2005(1)
Assets
Current assets
Cash and cash equivalents	$32,484	$41,083
Accounts receivable, net of allowance of $6,413 and $6,064 at March 26, 2006 and December 25, 2005, respectively	134,726	119,838
Deferred tax asset	11,705	6,892
Materials and supplies	25,212	26,355
Other current assets	7,033	5,101

Total current assets	211,160	199,269
Property and equipment, net	194,939	200,597
Goodwill	306,724	306,724
Intangible assets, net	182,957	188,343
Other long term assets	22,418	18,034

Total assets	$918,198	$912,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,639	$22,368
Current portion of long term debt	2,500	2,500
Other accrued liabilities	118,181	121,849

Total current liabilities	146,320	146,717
Long term debt, net of current	445,277	445,902
Deferred tax liability	65,386	58,065
Deferred rent	39,358	40,476
Other long term liabilities	2,453	2,284

Total liabilities	698,794	693,444

Stockholders’ equity
Common stock, $.01 par value, 800,000 shares authorized and outstanding at March 26, 2006 and December 25, 2005	8	8
Additional paid in capital	185,482	185,383
Accumulated other comprehensive income	35	74
Retained earnings	33,879	34,058

Total stockholders’ equity	219,404	219,523

Total liabilities and stockholders’ equity	$918,198	$912,967

(1)	The balance sheet at December 25, 2005 has been derived from the audited financial statements of Horizon Lines Holding Corp.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

($ in thousands)

	For the Period December 26, 2005 through March 26, 2006	For the Period December 27, 2004 through March 27, 2005
Operating revenue	$274,934	$257,562

Operating expenses:
Operating expense (excluding depreciation expense)	219,924	206,203
Selling, general and administrative	22,791	23,101
Depreciation and amortization	12,503	12,893
Amortization of vessel drydocking	3,414	3,798
Miscellaneous expense, net	310	1,314

Total operating expense	258,942	247,309

Operating income	15,992	10,253

Other expense:
Interest expense, net	9,411	9,679
Other expense, net	15	3

Income before income taxes	6,566	571
Income tax expense	2,991	218

Net income	$3,575	$353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	For the Period December 26, 2005 through March 26, 2006	For the Period December 27, 2004 through March 27, 2005
Cash flows from operating activities:
Net income	$3,575	$353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,613	8,003
Amortization of other intangible assets	4,890	4,890
Amortization of vessel drydocking	3,414	3,798
Amortization of deferred financing costs	696	686
Deferred income taxes	2,508	182
Gain on equipment disposals	(275)	(45)
Stock-based compensation	99	—
Changes in operating assets and liabilities:
Accounts receivable	(14,889)	(16,902)
Materials and supplies	1,143	(144)
Other current assets	(1,932)	1,705
Accounts payable	3,271	(4,957)
Accrued liabilities	(6,616)	(4,022)
Vessel drydocking payments	(4,235)	(5,101)
Other assets/liabilities	(844)	(791)

Net cash used in operating activities	(1,582)	(12,345)

Cash flows from investing activities:
Purchases of property and equipment	(2,718)	(1,188)
Proceeds from the sale of property and equipment	940	249

Net cash used in investing activities	(1,778)	(939)

Cash flows from financing activities:
Principal payments on long term debt	(625)	(625)
Dividend to stockholder	(3,753)	—
Payment of financing costs	(816)	—
Capital contribution	—	303
Payments on capital lease obligation	(45)	(53)

Net cash used in financing activities	(5,239)	(375)

Net decrease in cash and cash equivalents	(8,599)	(13,659)
Cash and cash equivalents at beginning of period	41,083	56,264

Cash and cash equivalents at end of period	$32,484	$42,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

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

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

The financial statements as of March 26, 2006 and the financial statements for the three months ended March 26, 2006 and March 27, 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary of the financial information included herein. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results will differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Stock-Based Compensation

On February 1, 2006, the Parent entered into a restricted stock agreement for 70,000 shares with a certain member of management. The restricted stock vests over a five year period.

The Company recorded $ 0.1 million of compensation expense during the quarter ended March 26, 2006 related to the 705,100 nonqualified stock options granted to members of management in September 2005.

4. Total Comprehensive Income

Total comprehensive income is as follows ($ in thousands):

	For the Period December 26, 2005 through March 26, 2006	For the Period December 27, 2004 through March 27, 2005
Net income	$3,575	$353
Change in fair value of fixed price fuel contract	(39)	(59)

Comprehensive income	$3,536	$294

5. Property and Equipment

Property and equipment consist of the following ($ in thousands):

	(Unaudited) March 26, 2006	December 25, 2005
Vessels	$135,506	$135,164
Containers	26,228	27,420
Chassis	13,446	13,453
Cranes	14,148	13,997
Machinery and equipment	18,330	17,322
Facilities and land improvement	6,008	5,508
Software	30,318	30,149
Other	1,557	1,244

Total property and equipment	245,541	244,257
Accumulated depreciation	(50,602)	(43,660)

Property and equipment, net	$194,939	$200,597

6. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	(Unaudited) March 26, 2006	December 25, 2005
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	19,775	19,575

Total intangibles with definite lives	221,250	221,050
Accumulated amortization	(38,293)	(32,707)

Net intangibles with definite lives	182,957	188,343
Goodwill	306,724	306,724

Intangible assets, net	$489,681	$495,067

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Accrued Liabilities

Other accrued liabilities consist of the following ($ in thousands):

	(Unaudited) March 26, 2006	December 25, 2005
Marine operations	$15,215	$11,236
Terminal operations	10,640	9,537
Vessel and rolling stock rent (a)	14,182	24,735
Vessel operations	25,326	22,049
Fuel	10,888	9,043
Bonus (b)	1,895	8,347
Interest (c)	11,196	6,636
Other liabilities	28,839	30,266

Total other accrued liabilities	$118,181	$121,849

(a)	The Company charters three of its vessels and accounts for these charters as operating leases. The payments under the operating leases are made in January and July of each fiscal year. During the fiscal quarter ended March 26, 2006, the Company made $15.6 million of operating lease payments under these agreements. The reduction in the vessel and rolling stock rent liability is primarily due to these payments.
(b)	The Company made $8.7 million in discretionary bonus payments to certain employees in the quarter ended March 26, 2006.
(c)	The increase in accrued interest is due to timing of interest payments. Interest on the 9% senior notes due 2012 (the “9% senior notes”) is payable on May 1 and November 1 of each year.

8. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	(Unaudited) March 26, 2006	December 25, 2005
Senior credit facility	$246,250	$246,875
9% senior notes	197,014	197,014
Notes issued by the owner trustees of the owner trusts and which are secured by mortgages on the vessels owned by such trusts	4,513	4,513

Total long-term debt	447,777	448,402
Less: current portion	(2,500)	(2,500)

Long-term debt, net of current	$445,277	$445,902

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Commitments and Contingencies

Environmental Contingency

During 2001, the Alaska State Department of Environmental Conservation (the “Department”) notified a predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company. In September 2005, HL engaged a third party to remove and dispose of the underground storage tanks, supply and place all back fill material, and conduct testing of soils. The third party completed the engagement during the fourth quarter of 2005 and submitted an underground storage tank removal report to the Department. The third party sampled the wells in April 2006 and will submit the results in a report to the Department in June 2006. HL can not estimate when the Department will perform the site assessment nor can it be assured that the Department will deem HL free of any future exposure. HL has incurred costs of approximately $0.1 million in connection with the third party’s services to date, which reduced the reserve to $0.8 million as of March 26, 2006.

Legal Proceedings

In the ordinary course of business, from time to time, the Company and its subsidiaries, including, without limitation, HL, become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employee’s personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

There are two actions currently pending before the Surface Transportation Board (referred to herein as the “STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (referred to herein as “Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995 (referred to herein as the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA, and the STB is expected to issue a ruling in 2006 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam has responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. HL has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its show cause order and notified the parties that it had scheduled oral argument on the merits of the phase two issues, which took place on November 16, 2005. No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there was an unfavorable outcome.

The second action currently pending before the STB involving HL, brought by DHX, Inc. in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. HL has filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe than an unfavorable outcome is probable.

Standby Letters of Credit

HL has standby letters of credit, primarily related to its property and casualty insurance programs. On March 26, 2006 and December 25, 2005, amounts outstanding on these letters of credit totaled $6.9 million.

10. Subsequent Events

On April 7, 2006, the Compensation Committee of the Board of Directors of the Parent approved the grant by the Parent, pursuant to its Amended and Restated Equity Incentive Plan, of options to certain employees of the Company and its subsidiaries to purchase an aggregate of 617,500 shares of its common stock at a price of $12.54 per share. No option is currently vested or exercisable. Each option is scheduled to vest and become fully exercisable on April 7, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company will record stock based compensation expense of approximately $0.5 million per annum over the three year vesting period and will record approximately $0.4 million in stock based compensation expense in 2006.

On April 11, 2006, HL completed a series of agreements with Ship Finance International Limited (“SFL”) and certain of its subsidiaries to charter five container vessels, each with capacity of 2,824 twenty-foot equivalent units (collectively, the “Vessels”). SFL Holdings LLC (“SFL Holdings”), a wholly owned subsidiary of SFL, has entered into five separate memoranda of agreement (collectively, the “MoA’s”) as a buyer with the companies that have existing contracts with Hyundai Mipo Dockyard Co. Ltd. for the construction of the Vessels (collectively, the “Sellers”). The Vessels are scheduled to be delivered over the course of a five-month period commencing at the beginning of 2007. SFL has guarantied the performance by SFL Holdings of its obligations under the MoAs. Upon delivery of each Vessel to SFL Holdings by the applicable seller under the applicable MoA, SFL Holdings will transfer the Vessel to one of the following of its wholly owned subsidiaries (collectively, the “Shipowners”): HL Eagle LLC, HL Falcon LLC, HL Hawk LLC, HL Hunter LLC, and HL Tiger LLC. The Shipowner to whom the Vessel is transferred will in turn bareboat charter the Vessel to HL. The aggregate annual charter hire for the Vessels is approximately $32.0 million based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular Vessel. The term of each of the Bareboat Charters is twelve years from the date of delivery of the related Vessel, with a three year renewal option exercisable by HL. The agreement of HL and SFL, SFL Holdings and the Shipowners with respect to the aforementioned

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transactions is reflected in an Agreement to Acquire and Charter, and a Reimbursement Agreement. In addition, the Parent has issued a Guarantee in favor of the Shipowners with respect to the performance by HL of its obligations under the Agreement to Acquire and Charter, the Reimbursement Agreement, the Bareboat Charters, and an Interest and L/C Liability Agreement, among HL, SFL and Fortis. Copies of the Agreement to Acquire and Charter, Guarantee, Reimbursement Agreement, and Interest and L/C Liability Agreement were filed with the Parent’s Form 8-K dated April 18, 2006. Additional information regarding this transaction was disclosed within the Parent’s Form 8-K dated April 18, 2006.

On April 19, 2006, the Board of Directors of the Parent voted to declare a cash dividend on its outstanding shares of common stock of $0.11 per share, payable on June 15, 2006, to all stockholders of record as of the close of business on June 1, 2006.

On April 19, 2006, the Compensation Committee of the Board of Directors voted to implement an employee stock purchase plan (“ESPP”) effective July 1, 2006. The Parent has reserved 308,866 shares of its common stock for issuance under the ESPP. Employees generally will be eligible to participate in the ESPP if they are employed before the beginning of the applicable purchase period, have been employed by the Parent, or any subsidiaries that it designates, for two years or more and are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the ESPP, 5% stockholders of the Parent or its designated subsidiaries. Participation in the ESPP will end automatically upon termination of employment. Eligible employees will be permitted thereunder to acquire shares of the Parent’s common stock through payroll deductions at a 5% discount from the fair market value of the Parent’s common stock.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate ten years from the date of adoption, on September 16, 2005, of the ESPP by our Board of Directors, unless it is terminated earlier under the terms of the ESPP. The Board of Directors has the authority to amend, terminate or extend the term of the ESPP, except that no action may adversely affect any outstanding options previously granted under the plan and stockholder approval will be required to increase the number of shares that may be issued or to change the terms of eligibility under the ESPP. The Board of Directors is able to make amendments to the ESPP as it determines to be advisable if the financial accounting treatment for the ESPP changes from the financial accounting treatment in effect on the date the ESPP was adopted by the Board.

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

This Form 10-Q includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

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

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

See the section entitled “Risk Factors,” in our Form 10-K for the fiscal year ended December 25, 2005 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described in our Form 10-K for the fiscal year ended December 25, 2005 are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Executive Overview

	Quarter Ended March 26, 2006	Quarter Ended March 27, 2005
Operating revenue	$274,934	$257,562
Operating expense	258,942	247,309

Operating income	$15,992	$10,253

Operating ratio	94.2%	96.0%

Revenue containers (units)	71,601	74,419

Operating revenue increased by $17.4 million or 6.7% from the quarter ended March 27, 2005 to the quarter ended March 26, 2006. This revenue growth is primarily attributable to rate improvements resulting from favorable changes in cargo mix and general rate increases, increased bunker and intermodal fuel surcharges, and revenue increases from non-transportation and other revenue services.

Operating expense increased by $11.6 million or 4.7% from the quarter ended March 27, 2005 to the quarter ended March 26, 2006, primarily as a result of higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, and an increase in rolling stock rent due to new container fleet leases. These increases are offset by a decrease in variable operating costs as a result of lower revenue container volumes shipped during the quarter ended March 26, 2006 as compared to the quarter ended March 27, 2005.

Operating income increased by $5.7 million or 56.0% from the quarter ended March 27, 2005 to the quarter ended March 26, 2006. This increase in operating income is primarily due to revenue growth in excess of operating expense growth.

We believe that in addition to GAAP based financial information, earnings before net interest expense, income taxes, depreciation and amortization (“EBITDA”) is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our board of directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require the Company and its subsidiaries to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and restrict upstream cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by the Parent of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to EBITDA is included below ($ in thousands):

	Quarter Ended March 26, 2006	Quarter Ended March 27, 2005
Net income	$3,575	$353
Interest expense, net	9,411	9,679
Income tax expense	2,991	218
Depreciation and amortization	15,917	16,691

EBITDA	$31,894	$26,941

Recent Developments

On April 19, 2006, the Board of Directors of the Parent (the “Board of Directors”) voted to declare a cash dividend on its outstanding shares of common stock of $0.11 per share, payable on June 15, 2006, to all stockholders of record as of the close of business on June 1, 2006.

On April 19, 2006, the Compensation committee of the Board of Directors of the Parent voted to implement an employee stock purchase plan (“ESPP”) effective July 1, 2006. We have reserved 308,866 shares of our Common Stock for issuance under the ESPP. Employees generally will be eligible to participate in the ESPP if they are employed before the beginning of the applicable purchase period, have been employed by us, or any subsidiaries that we designate, for two years or more and are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the ESPP, 5% stockholders of us or our designated subsidiaries. Participation in the ESPP will end automatically upon termination of employment. Eligible employees will be permitted thereunder to acquire shares of our Common Stock through payroll deductions at a 5% discount from the fair market value of our common stock.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate ten years from the date of adoption, on September 16, 2005, of the ESPP by the Board of Directors, unless it is terminated earlier under the terms of the ESPP. The Board of Directors has the authority to amend, terminate or extend the term of the ESPP, except that no action may adversely affect any outstanding options previously granted under the plan and stockholder approval will be required to increase the number of shares that may be issued or to change the terms of eligibility under the ESPP. The Board of Directors is able to make amendments to the ESPP as it determines to be advisable if the financial accounting treatment for the ESPP changes from the financial accounting treatment in effect on the date the ESPP was adopted by the Board of Directors.

On April 11, 2006, HL completed a series of agreements with Ship Finance International Limited (“SFL”) and certain of its subsidiaries to charter five container vessels, each with capacity of 2,824 twenty-foot equivalent units. See Note 10 to the Condensed Consolidated Financial Statements for additional disclosure with respect to this transaction.

On April 7, 2006, the Compensation Committee of the Board of Directors approved the grant by the Parent, pursuant to its Amended and Restated Equity Incentive Plan of options to certain employees of the Company and its subsidiaries to purchase an aggregate of 617,500 shares of its Common Stock at a price of $12.54 per share. No option is currently vested or exercisable. Each option is scheduled to vest and become fully exercisable on April 7, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company will record stock based compensation expense of approximately $0.5 million per annum over the three year vesting period and will record approximately $0.4 million in stock based compensation expense in 2006.

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

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the coastwise laws of the United States, also known as the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominately U.S. crews and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 22,300 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan.

History

Our long operating history dates back to 1956, when Sea-Land Service, Inc. (“Sea-Land”) pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, HLHC’s former parent, CSX Corporation sold the international marine container operations of Sea-Land to Maersk and HLHC continued to be owned and operated as CSX Lines, LLC, a division of CSX Corporation. On February 27, 2003, HLHC (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC (“Predecessor A”), and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. The Parent was formed on July 7, 2004 as an acquisition vehicle to acquire the equity interest in the Company. The Parent was formed at the direction of Castle Harlan Partners IV L.P., a private equity investment fund managed by Castle Harlan, Inc. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

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

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter ended March 26, 2006. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

Over 90% of our revenues are generated from our shipping and logistics services in markets where the marine trade is subject to the Jones Act or other U.S. maritime laws. The balance of our revenue is derived from (i) vessel loading and unloading services that we provide for vessel operators at our terminals, (ii) agency services that we provide for third-party shippers lacking administrative presences in our markets, (iii) vessel space charter income from third-parties in trade lanes not subject to the Jones Act, (iv) management of vessels owned by third-parties, (v) trucking and warehousing services for third-parties, and (vi) other non-transportation services.

As used in this Form 10-Q, the term “revenue containers” connotes containers that are transported for a charge (as opposed to empty containers).

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

Quarter Ended March 26, 2006 Compared with the Quarter Ended March 27, 2005

	Quarter Ended March 26, 2006	Quarter Ended March 27, 2005	% Change
	($ in thousands)
Operating revenue	$274,934	$257,562	6.7%
Operating expense:
Vessel	79,581	67,258	18.3%
Marine	46,977	48,392	(2.9)%
Inland	47,549	44,200	7.6%
Land	34,508	35,604	(3.1)%
Rolling stock rent	11,309	10,749	5.2%

Operating expense	219,924	206,203	6.7%
Selling, general and administrative	22,791	23,101	(22.3)%
Depreciation and amortization	12,503	12,893	(3.0)%
Amortization of vessel drydocking	3,414	3,798	(10.1)%
Miscellaneous expense, net	310	1,314	(77.2)%

Total operating expenses	258,942	247,309	4.7%

Operating income	$15,992	$10,253	56.0%

Operating ratio	94.2%	96.0%	1.8%

Revenue containers (units)	71,601	74,419	(3.8)%

Operating Revenue. Operating revenue increased to $274.9 million for the quarter ended March 26, 2006 compared to $257.6 million for the quarter ended March 27, 2005, an increase of $17.4 million, or 6.7%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume decrease	$(8,599)
More favorable cargo mix and general rate increases	10,733
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	12,422
Growth in other non-transportation services	2,816

Total operating revenue increase	$17,372

The decreased revenue due to revenue container volume declines for the quarter ended March 26, 2006 compared to the quarter ended March 27, 2005 primarily reflects a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11% of total revenue in the quarter ended March 26, 2006 and approximately 7% of total revenue in the quarter ended March 27, 2005. We increased our bunker and intermodal fuel surcharges several times throughout 2005 and in the first quarter of 2006 as a result of significant increases in the cost of fuel for our vessels in addition to fuel increases passed on to us by our truck, rail and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates and we may at times incorporate these surcharges into our base transportation rates that we charge. The growth in other non-transportation services is primarily due to an increase in space charter revenue not included in transportation revenue and increases in terminal services provided to third parties.

Operating Expense. Operating expense increased to $219.9 million for the quarter ended March 26, 2006 compared to $206.2 million for the quarter ended March 27, 2005, an increase of $13.7 million or 6.7%. The increase in operating expense primarily reflects the effect of rising fuel prices, as well as the additional costs incurred associated with the growth in our non-transportation and other revenue. Vessel expense, which is not primarily driven by revenue container volume, increased to $79.6 million for the quarter ended March 26, 2006 from $67.3 million for the quarter ended March 27, 2005, an increase of $12.3 million or 18.3%. This $12.3 million increase can be attributed to the following factors ($ in thousands):

Increased vessel fuel costs	$12,964
Reduction of vessel lease expense from vessel purchases	(1,762)
Labor and other vessel operating increases	1,121

Total vessel expense increase	$12,323

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $47.0 million for the quarter ended March 26, 2006 from $48.4 million for quarter ended March 27, 2005, a decrease of $1.4 million or 2.9%. This decrease in marine expenses can be attributed to a 3.8% decrease in total revenue container volume period over period, offset by contractual labor increases.

Inland expense increased to $47.5 million for the quarter ended March 26, 2006 from $44.2 million for the quarter ended March 27, 2005, an increase of $3.3 million or 7.6%, primarily as a result of higher fuel costs, as rail, truck and barge carriers have substantially increased their fuel surcharges period over period. HL’s intermodal agreement with CSX Intermodal, Inc. expired on February 28, 2006. On March 1, 2006, HL entered into a similar agreement with CSX Intermodal, Inc. Although the Company expects to require at least the same volume of services previously provided by CSX Intermodal, Inc, HL has entered into agreements for services with multiple providers. As a result, the level of services provided directly by CSX Intermodal, Inc. is expected to decrease.

Land expense is comprised of the costs included within the terminal for the handling, maintenance and storage of containers, including yard operations, gate operations, maintenance, warehouse and terminal overhead. Land expense decreased to $34.5 million for the quarter ended March 26, 2006 from $35.6 million for the quarter ended March 27, 2005, a decrease of $1.1 million, or 3.1%. Non-vessel related maintenance expenses decreased by approximately $0.9 million for the quarter ended March 26, 2006 from the quarter ended March 27, 2005, primarily due to lower maintenance expenses associated with the new refrigerated container equipment added to our fleet during 2005. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased approximately $0.3 million, or 4.0%, for the quarter ended March 26, 2006 from the quarter ended March 27, 2005, primarily due to decreased revenue container volumes. Warehouse expense decreased by $0.4 million, or 16.6%, for the quarter ended March 26, 2006 from the quarter ended March 27, 2005, primarily due to lower automobile volumes shipped.

	Quarter Ended March 26, 2006	Quarter Ended March 27, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$13,121	$14,013	(6.4)%
Terminal overhead	12,463	12,010	3.8%
Yard and gate	7,120	7,418	(4.0)%
Warehouse	1,804	2,163	(16.6)%

Total land expense	$34,508	$35,604	(3.1)%

During the quarter ended September 25, 2005 we acquired the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, leading to a decrease in vessel lease expense of $1.8 million for the quarter ended March 26, 2006 compared to the quarter ended March 27, 2005. The decrease in vessel lease expense was partially offset by the resulting increase in depreciation and amortization from those vessels.

	Quarter Ended March 26, 2006	Quarter Ended March 27, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,697	$2,262	19.3%
Depreciation and amortization – other	4,916	5,741	(14.4)%
Amortization of intangible assets	4,890	4,890	0.0%

Total depreciation and amortization	$12,503	$12,893	(3.0)%

Amortization of vessel drydocking	$3,414	$3,798	(10.1)%

Depreciation and Amortization. Depreciation and amortization costs decreased to $12.5 million for the quarter ended March 26, 2006 from $12.9 million for the quarter ended March 27, 2005, a decrease of $0.4 million, or 3.0%. The decrease in depreciation and amortization is primarily due to a decrease in depreciation of leasehold improvements and containers. The decrease in depreciation of containers is due to the sale of approximately 1,600 containers during the twelve month period ended March 26, 2006. Depreciation of owned vessels increased by $0.4 million from the quarter ended March 27, 2005 to the quarter ended March 26, 2006. This increase and the decrease in leasehold improvements is due to the acquisition of the rights and beneficial interest of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific in the third quarter of fiscal year 2005. The decrease in leasehold improvements is due to the write-off of certain leasehold improvements made prior to the acquisition of the rights and beneficial interests in the aforementioned trusts in September 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking decreased $0.4 million, or 10.1% to $3.4 million for the quarter ended March 26, 2006 from $3.8 million in the quarter ended March 27, 2005 due to lower overall costs on recent drydockings.

Selling, General and Administrative. Selling, general and administrative costs decreased to $22.8 million for the quarter ended March 26, 2006 compared to $23.1 million for the quarter ended March 27, 2005, a decrease of $0.3 million, or 1.3%. The quarter ended March 27, 2005 included $0.8 million in expenses related to the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Such management agreement was terminated in conjunction with the Parent’s initial public offering in September 2005.

Miscellaneous Expense, Net. Miscellaneous expense decreased to $0.3 million for the quarter ended March 26, 2006 compared to $1.3 million for the quarter ended March 27, 2005, a decrease of $1.0 million, or 76.4%. This reduction is primarily due to an increase on the gain on the sale of fixed assets, primarily containers, in addition to lower bad debt expense, during the quarter ended March 26, 2006.

Interest Expense, Net. Interest expense decreased to $9.4 million for the quarter ended March 26, 2006 compared to $9.7 million for the quarter ended March 27, 2005, a decrease of $0.3 million, or 2.8%. This decrease is comprised of a $1.2 million decrease attributable to the redemption of $53.0 million of the principal amount of the 9% senior notes utilizing proceeds from the Parent’s initial public offering in September 2005 in addition to an increase of $0.1 million in interest income in the quarter ended March 26, 2006. This decrease is offset by a $1.0 million increase in interest expense under our senior credit facility due to a 200 bp increase in the LIBOR rate in the quarter ended March 26, 2006 as compared to the quarter ended March 27, 2005.

Income tax expense. Income tax expense was $3.0 million and $0.2 million for the quarters ended March 26, 2006 and March 27, 2005, respectively, which represent effective annual tax rates of 45.6% and 38.2%, respectively. The difference between the combined federal and state statutory tax rates and the overall effective tax rate is due to nondeductible permanent items and the impact of adjustments to deferred tax liabilities based on an increase in the overall blended statutory state tax rate for the quarter ended March 26, 2006.

Uncertainty Related to Renewal of Our Arrangements with Maersk

Our commercial agreements with Maersk, an international shipping company, encompass terminal services, equipment sharing, cargo space charters, sales agency services, and trucking services. These agreements generally are scheduled to expire at the end of 2007. If we fail to renew these agreements or to enter into substitute agreements with third parties, or if we enter into substitute agreements with third parties on terms and conditions significantly less favorable to us than those of our existing agreements with Maersk, we may have to make changes to our operations, which may cause disruptions to our business, which could be significant, and may result in reduced revenue and in additional costs and expenses. We believe that these commercial agreements with Maersk will be renewed during 2006.

Liquidity and Capital Resources

Our principal sources of funds have been earnings before non-cash charges, borrowings under debt arrangements, and equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, and (v) principal and interest payments on our existing indebtedness . Cash and cash equivalents totaled $32.5 million at March 26, 2006. As of March 26, 2006, $43.1 million was available for borrowing by us under the existing $50.0 million revolving credit facility, after taking into account $6.9 million utilized for outstanding letters of credit.

Operating Activities

	Quarter Ended March 26, 2006	Quarter Ended March 27, 2005
	($ in thousands)
Cash flows provided by operating activities:
Net income	$3,575	$353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,613	8,003
Amortization of other intangible assets	4,890	4,890
Amortization of vessel drydocking	3,414	3,798
Amortization of deferred financing costs	696	686
Deferred income taxes	2,508	182
Stock-based compensation	99	—

Subtotal	19,220	17,559

Earnings adjusted for non-cash charges	22,795	17,912

Changes in operating assets and liabilities:
Accounts receivable	(14,889)	(16,902)
Materials and supplies	1,143	(144)
Other current assets	(1,932)	1,705
Accounts payable	3,271	(4,957)
Accrued liabilities	(6,616)	(4,022)
Other assets / liabilities	(844)	(791)

Subtotal	2,928	(7,199)

Gain on equipment disposals	(275)	(45)
Vessel drydocking payments	(4,235)	(5,101)

Net cash used in operating activities	$(1,582)	$(12,345)

Operating Activities

Net cash used in operating activities decreased by $10.8 million to $1.6 million for the quarter ended March 26, 2006 compared to $12.3 million of net cash used in operating activities for the quarter ended March 27, 2005. This decrease is primarily driven by improved profitability after non-cash charges. Net earnings adjusted for depreciation, amortization, deferred income taxes, and other non-cash operating activities resulted in cash flow generation of $22.8 million for the quarter ended March 26, 2006 compared to $17.9 million for the quarter ended March 27, 2005. Changes in working capital resulted in a use of cash of $19.9 million for the quarter ended March 26, 2006 compared to a use of cash of $25.1 million for the quarter ended March 27, 2005. The accrued liabilities working capital use is primarily due to vessel lease payments and management bonus payments. $15.6 million and $15.8 million in vessel lease payments were made during the quarters ended March 26, 2006 and March 27, 2005, respectively. Our vessel lease payments, which are made in January and July of each year, are not straight lined throughout the lease terms. In addition, during the quarters ended March 26, 2006 and March 27, 2005, we paid management bonuses of $8.7 million and $10.5 million, respectively. During the year, we accrue management bonuses based on the satisfaction by the Parent of certain financial targets, and such bonuses are paid the first quarter of each year. The increase in accounts receivable balances in the first quarters of 2006 and 2005 is due to seasonality within the business. The accounts receivable balance typically rises during the first three quarters of the year, and decreases to its lowest balance in the fourth quarter.

Investing Activities

Net cash used in investing activities increased by $0.8 million to $1.8 million for the quarter ended March 26, 2006 compared to $0.9 million for the quarter ended March 27, 2005. The $0.8 million increase is due to $1.5 million increase in capital expenditures, primarily due to the acquisition of a container handler and various other operating equipment in the quarter ended March 26, 2006, offset by an increase of $0.7 million in proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities during the quarter ended March 26, 2006 was $5.2 million compared to $0.3 million for the quarter ended March 27, 2005. The net cash used in financing activities during the quarter ended March 26, 2006 includes a $3.8 million dividend to HLFHC. HLFHC remitted the funds, as a dividend, to the Parent, which utilized the funds to make a dividend of $3.8 million to its common stockholders. Financing activities for the quarter ended March 26, 2006 also include the payment of $0.8 million in financing costs related to fees associated with amendments to our senior credit facility.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including entering into lease transactions for new vessels, purchasing vessels upon expiration of vessel operating leases, and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment, for the next 12 months are expected to total approximately $20.0 million. In addition, expenditures for vessel drydocking payments are estimated at $15.0 million for the next 12 months.

Three of our vessels, the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, are leased, or chartered. The charter periods for these vessels are due to expire in January 2015. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. During 2005, we expended $25.2 million in cash to purchase owner participant interests in two vessels, the

Horizon Pacific and the Horizon Enterprise, that were operating solely under lease agreements. During 2004 and 2003, we purchased four vessels, Horizon Fairbanks, Horizon Hawaii, Horizon Navigator and Horizon Trader, at the expiration of their charter periods, utilizing similar fair market value purchase option arrangements. The purchase prices of the four vessels ranged from $3.8 million to $8.2 million per vessel. The fair market values of the vessels currently under charter at the expiration of their charters cannot be predicted with any certainty.

Contractual Obligations and Off-balance Sheet Arrangements

Contractual obligations as of March 26, 2006 (1) are as follows ($ in thousands):

	Total Obligations	Remaining 2006	2007	2008	2009	2010	After 2010
Principal obligations:
Senior credit facility	$246,250	$1,875	$2,500	$2,500	$2,500	$60,625	$176,250
Notes issued by owner trustees	4,513	—	4,513	—	—	—	—
9% senior notes	197,014	—	—	—	—	—	197,014
Operating leases	348,888	37,111	77,116	36,055	35,734	34,348	128,524
Capital lease obligations	499	145	193	161	—	—	—

Subtotal	797,164	39,131	84,322	38,716	38,234	94,973	501,788

Interest obligations:
Senior credit facility	93,726	13,268	18,597	18,518	18,276	18,132	6,935
Notes issued by owner trustees	480	240	240	—	—	—	—
9% senior notes	121,162	17,731	17,731	17,731	17,731	17,731	32,507

Subtotal	215,368	31,239	36,568	36,249	36,007	35,863	39,442

Total principal and interest	$1,012,532	$70,370	$120,890	$74,965	$74,241	$130,836	$541,230

Other commercial commitments:
Standby letters of credit (2)	$6,872	$—	$—	$—	$6,872	$—	$—
Surety bonds (3)	8,614	8,610	1	—	3	—

Other commercial commitments	$15,486	$8,610	$1	$—	$6,875	$—	$—

(1)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of March 26, 2006, upon the London Inter-Bank Offering Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012.
(2)	The standby letters of credit include $4.6 million in letters of credit that serve as collateral on state workers compensation and auto liability policies, and a $2.3 million letter of credit that serves as security for all bonds excluding US Customs bonds.
(3)	$6.3 million are customs bonds, $1.1 million in bonds are for payment of taxes levied under the Excise Tax act of the Commonwealth of Puerto Rico of 1987, and the remaining $1.2 million are utility or lease bonds. The Company has the financial ability and intention to satisfy its obligations.

SFL Agreements

Although HL is not the primary beneficiary of the variable interest entities created in conjunction with the April 2006 financial transactions with SFL, HL has an interest in the variable interest entities. Certain contractual obligations and off-balance sheet obligations arising from this transaction are as follows ($ in millions):

Operating lease obligations (a)	$32.0
Letters of credit (b)	$29.3
Residual guarantee (c)	$3.8
Security deposits guarantee (d)	$0.2

(a)	Such operating lease obligations will commence throughout 2007 as the vessels are delivered and the bareboat charters commence. The term of each of the Bareboat Charters is twelve years from the date of delivery of the related Vessel. The aggregate annual charter hire for the vessels under the SFL agreements are based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular vessel. The shipowners have entered into forward starting swaps to lock in the interest rate on the underlying bank loan with Fortis. However, if the vessel delivery dates or vessel cost changes, the forward starting swap agreements will need to be adjusted. If the underlying interest rate on the bank loans to the shipowners is changed due to any of the above reasons, the aggregate annual charter hire will also change.

(b)	The letters of credit were issued in April 2006 to secure certain obligations under the Reimbursement Agreement. To obtain the letters of credit, HL, together with HLHC, UBS AG, Stamford Bank, as administrative agent, UBS AG, Stamford Branch, as issuing bank, and certain lenders, entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement, dated as of April 7, 2006, (as amended, the “Pre-Existing Horizon Credit Agreement”), among such parties and the other parties thereto (if any). Amendment No. 2 amended the Pre-Existing Horizon Credit Agreement by, among other things, (i) increasing the aggregate amount of letters of credit permitted under the Pre-Existing Horizon Credit Agreement from $20.0 million to $41.0 million and (ii) permitting HL or any of its subsidiaries to guarantee, directly or indirectly, up to $42.5 million of the obligations of SFL and/or any of its subsidiaries or affiliates in connection with the charter by HL of the Vessels from the Shipowners.
(c)	If HL elects not to purchase the Vessels at the end of the initial twelve-year period and the Shipowners sell the Vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per Vessel. Such residual guarantee will be recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet upon commencement of the bareboat charters.
(d)	Pursuant to the Agreement to Acquire and Charter and the Reimbursement Agreement, HL has agreed to reimburse SFL, SFL Holdings and the Shipowners for their respective losses if there is a default by SFL Holdings as the buyer under the MoAs except under certain circumstances. The losses covered include forfeiture of SFL’s Security Deposits, any damage claims made against SFL Holdings by the Sellers under the MoAs (to the extent such claims exceed SFL’s Security Deposits), any liabilities of SFL and the Shipowners to Fortis for any draws on the letters of credit, any interest due under Fortis’s Credit Agreement as a result of any such draws, and any interest-rate swap breakage fees. The Security Deposits guarantee will be recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet in the second quarter of 2006. In addition, SFL Holdings has the right to require HL to assume its obligations to the Sellers under the MoAs under certain circumstances.

Long-Term Debt

On July 7, 2004, the Company and HL entered into a senior credit facility with various financial lenders. The senior credit facility, as amended and restated, consists of (i) a $50.0 million revolving credit facility and (ii) a $250.0 million term loan facility. We expect that we will be permitted to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009. No amounts were outstanding under the revolving credit facility as of March 26, 2006 or December 25, 2005. However, $6.9 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of March 26, 2006 and December 25, 2005.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $58.8 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at the Company and HL’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at March 26, 2006 approximated 6.8%. The Company and HL are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires the Company and HL to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. The Company and HL were in compliance with all such covenants as of March 26, 2006. The senior credit facility is secured by the assets of HL and the Company. The 9% senior notes contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends and restrictions customary in such agreements.

On July 7, 2004, the Company and HL completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of the Company and HL rank equally with the existing and future unsecured indebtedness and other obligations of HL and HLHC that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. The Company and HL used $57.8 million of the proceeds of the Parent’s initial public offering to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior credit facility.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under the senior credit facility, and future refinancings of our debt.

Our ability to make scheduled payments of principal, or to pay the interest, if any, on, or to refinance our indebtedness, to make dividend payments to our common stockholders, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs for the next twelve months. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As of March 26, 2006, the Company and HL have outstanding a $246.3 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the term loan. The Company and HL also have a revolving credit facility which provides for borrowings of up to $50.0 million. As of March 26, 2006, no amounts were outstanding under the revolving credit facility.

Credit Ratings

As of March 26, 2006, Moody’s Investors Service and Standard and Poor’s Rating Services assigned the following credit ratings to our outstanding debt:

Debt/Rating Outlook:

	Moody’s	Standard & Poor’s
Senior secured credit facility	B2	B
9% senior notes due 2012	B3	CCC+
Rating outlook	Stable	Positive

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the quarter ended March 26, 2006 is as follows ($ in thousands):

	For the Quarter Ended March 26, 2006
Pretax income	$6,566

Interest expense	9,703
Rentals	5,897

Total fixed charges	$15,600

Pretax earnings plus fixed charges	$22,166

Ratio of earnings to fixed charges	1.42	x

For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of financing costs and the portion of operating rental expense (33%) which our management believes is representative of interest component of rent expense.

3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices, and other relevant market rates and prices which includes entering into derivative instruments in order to mitigate our risks.

Exposure relating to our senior credit facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 25, 2005 and there have been no material changes to these market risks since December 25, 2005.

The aggregate annual charter hire for the vessels under the SFL agreement are based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular vessel. The shipowners have entered into forward starting swaps to lock in the interest rate on the underlying bank loan with Fortis. However, if the vessel delivery date or vessel cost changes, the forward starting swap agreements will need to be adjusted. If the underlying interest rate on the bank loans to the shipowners is changed due to any of the above reasons, the aggregate annual charter hire will also change.

Other than as discussed above, there have been no material changes in the quantitative and qualitative disclosures about market risk since December 25, 2005. Information concerning market risk is incorporated by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 25, 2005.

4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2006, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended March 26, 2006.

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

PART II. OTHER INFORMATION

1. Legal Proceedings

In the ordinary course of business, from time to time, the Company and its subsidiaries, including, without limitation, HL, become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employee’s personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

There are two actions currently pending before the Surface Transportation Board (referred to herein as the “STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (referred to herein as “Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the ICC Termination Act of 1995 (referred to herein as the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently on-going second phase, at the request of the STB, the parties fully briefed, in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA, and the STB is expected to issue a ruling in 2006 that sets forth a standard for determining whether the rates charged during 1996-1998 were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision which ordered the Government of Guam to show cause by June 28, 2005 why the action should not be dismissed. The Government of Guam has responded to this decision by asserting their intent to participate in the proceeding and attending oral argument in the second phase of the case at the STB. HL has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its show cause order and notified the parties that it had scheduled oral argument on the merits of the phase two issues, which took place on November 16, 2005. No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc., which included transportation, logistics and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land Service that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” contained in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there was an unfavorable outcome.

The second action currently pending before the STB involving HL, brought by DHX, Inc. in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. HL has filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe than an unfavorable outcome is probable.

1A. Risk Factors

There have been no material changes to risk factors since those previously disclosed in the Company’s report on Form 10-K for the year ended December 25, 2005.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None

3. Defaults Upon Senior Securities

None

4. Submission of Matters to a Vote of Security-Holders

None

5. Other Information

On April 11, 2006, the Parent filed a Report on Form 8-K regarding the approval by the Compensation Committee of the Board of Directors of the Parent of the grant by the Parent, pursuant to its Amended and Restated Equity Incentive Plan of options to certain employees of the Company and its subsidiaries to purchase an aggregate of 617,500 shares of its Common Stock at a price of $12.54 per share.

On April 18, 2006, the Parent filed a Report on Form 8-K announcing the completion of a series of agreements with Ship Finance International Limited and certain of its subsidiaries to charter five container vessels, each with capacity of 2,824 twenty-foot equivalent units.

6. Exhibits

10.1	**	Agreement to Acquire and Charter dated as of April 7, 2006, among Ship Finance International Limited, SFL Holdings, LLC, the five companies listed in Appendix I thereto, and Horizon Lines LLC.

10.2	**	Guarantee, dated April 7, 2006, by Horizon Lines, Inc. in favor of each of HL Tiger LLC, HL Hunter LLC, HL Hawk LLC, HL Falcon LLC, and HL Eagle LLC.

10.3	**	Reimbursement Agreement, dated April 7, 2006, among Horizon Lines LLC, Ship Finance International Limited, SFL Holdings LLC, and the five companies listed on Appendix I thereto.

10.4	**	Interest and L/C Liability Agreement dated April 10, 2006, among Horizon Lines LLC, Ship Finance International Limited and Fortis Capital Corp., as Security Trustee for the Lenders and Swap Providers.

10.5	**	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of April 7, 2006, among Horizon Lines, LLC, UBS AG, Stamford Branch, as Administrative Agent, UBS AG, Stamford Branch, as Issuing Bank, and the Lenders party thereto.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d- 14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference to the Current Report on Form 8-K of the Parent (File No 001-36267), filed on April 18, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2006

HORIZON LINES HOLDING CORP.

By:	/s/ M. MARK URBANIA
M. Mark Urbania
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)