Form 10-Q
period 2006-06-25
Horizon Lines Holding Corp.
filed 2006-07-28
CIK 1299064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 28, 2006, 800,000 shares of common stock, par value $.01 per share, were outstanding.

HORIZON LINES HOLDING CORP.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

1. Financial Statements

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

($ in thousands)

	June 25, 2006	December 25, 2005(1)
Assets
Current assets
Cash and cash equivalents	$43,958	$41,083
Accounts receivable, net of allowance of $7,504 and $6,064 at June 25, 2006 and December 25, 2005, respectively	134,619	119,838
Deferred tax asset	10,386	6,892
Materials and supplies	24,864	26,355
Other current assets	6,454	5,101

Total current assets	220,281	199,269
Property and equipment, net	191,289	200,597
Goodwill	306,724	306,724
Intangible assets, net	177,402	188,343
Other long term assets	25,518	18,034

Total assets	$921,214	$912,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,348	$22,368
Current portion of long term debt	2,500	2,500
Other accrued liabilities	123,860	121,849

Total current liabilities	149,708	146,717
Long term debt, net of current	444,652	445,902
Deferred tax liability	62,354	58,065
Deferred rent	38,240	40,476
Other long term liabilities	2,527	2,284

Total liabilities	697,481	693,444

Stockholders’ equity
Common stock, $.01 par value. 8,000 shares authorized and 8,000 shares issued and outstanding as of June 25, 2006 and December 25, 2005, respectively	8	8
Additional paid in capital	185,767	185,383
Accumulated other comprehensive (loss) income	(226)	74
Retained earnings	38,184	34,058

Total stockholders’ equity	223,734	219,523

Total liabilities and stockholders’ equity	$921,214	$912,967

(1)	The balance sheet at December 25, 2005 has been derived from the audited financial statements of Horizon Lines Holding Corp.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

($ in thousands)

	Quarters Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Operating revenue	$289,847	$270,544	$564,781	$528,106

Operating expenses:
Operating expense (excluding depreciation expense)	224,423	216,266	444,347	422,469
Selling, general and administrative	23,392	21,121	46,183	44,222
Depreciation and amortization	12,592	12,548	25,095	25,441
Amortization of vessel drydocking	4,557	4,746	7,971	8,544
Miscellaneous expense, net	883	(94)	1,193	1,220

Total operating expense	265,847	254,587	524,789	501,896

Operating income	24,000	15,957	39,992	26,210

Other expense:
Interest expense, net	9,863	10,066	19,274	19,745
Other expense (income), net	(201)	(2)	(186)	1

Income before income taxes	14,338	5,893	20,904	6,464
Income tax expense	5,421	2,407	8,412	2,625

Net income	$8,917	$3,486	$12,492	$3,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Horizon Lines Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net income	$12,492	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,314	15,660
Amortization of other intangible assets	9,781	9,781
Amortization of vessel drydocking	7,971	8,544
Amortization of deferred financing costs	1,380	1,172
Deferred income taxes	796	(1,127)
Gain on equipment disposals	(465)	(114)
Stock-based compensation	384	—
Changes in operating assets and liabilities
Accounts receivable	(14,781)	(16,980)
Materials and supplies	1,613	(1,624)
Other current assets	(1,353)	1,540
Accounts payable	980	(4,035)
Accrued liabilities	3,237	3,423
Vessel drydocking payments	(12,129)	(9,991)
Other assets/liabilities	(4,863)	(2,114)

Net cash provided by operating activities	20,357	7,974

Cash flows from investing activities:
Purchases of property and equipment	(7,218)	(2,217)
Other investing activities	(1,276)	—
Proceeds from the sale of property and equipment	1,555	413

Net cash used in investing activities	(6,939)	(1,804)

Cash flows from financing activities:
Principal payments on long term debt	(1,250)	(1,250)
Dividends to stockholder	(8,366)	(919)
Payment of financing costs	(834)	—
Capital contribution	—	303
Payments on capital lease obligation	(93)	(93)

Net cash used in financing activities	(10,543)	(1,959)

Net increase in cash and cash equivalents	2,875	4,211
Cash and cash equivalents at beginning of period	41,083	56,264

Cash and cash equivalents at end of period	$43,958	$60,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization

Horizon Lines Holding Corp. (“HLHC” or the “Company”) operates as a holding company for Horizon Lines, LLC (“HL” or “Horizon Lines”), a Delaware Limited company and indirect wholly-owned subsidiary and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and indirect wholly-owned subsidiary of the Company. HL operates a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico. The Company is a direct wholly-owned subsidiary of H-Lines Finance Holding Corp. (“HLFHC”) and HLFHC is a direct wholly owned subsidiary of Horizon Lines, Inc. (the “Parent”). The Parent was formed on July 7, 2004 at the direction of Castle Harlan Partners I.V. L.P., a private equity investment fund managed by Castle Harlan, Inc. (“Castle Harlan”).

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December. The following are the dates represented by each fiscal period in these condensed consolidated financial statements: quarter ended June 25, 2006 represents the period from March 27, 2006 – June 25, 2006, quarter ended June 26, 2005 represents the period from March 28, 2005 – June 26, 2005, six months ended June 25, 2006 represents the period from December 26, 2005 – June 25, 2006, and the six months ended June 26, 2005 represents the period from December 27, 2004 – June 26, 2005.

The financial statements as of June 25, 2006 and the financial statements for the three and six months ended June 25, 2006 and June 26, 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the financial information included herein. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results will differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior period balances have been reclassified to conform with the current period presentation.

3. Stock-Based Compensation

On April 7, 2006, the Compensation Committee of the Board of Directors of the Parent (the “Board of Directors”) approved the grant by the Parent, pursuant to its Amended and Restated Equity Incentive Plan, of nonqualified stock options to certain employees of the Company and its subsidiaries to purchase an aggregate of 617,500 shares of its common stock at a price of $12.54 per share. No option is currently vested or exercisable. Each option is scheduled to vest and become fully exercisable on April 7, 2009, provided the employee who was granted such option is employed by the Company and its subsidiaries on such date. The Company recorded $0.1 million of compensation expense during the quarter ended June 25, 2006 related to the options.

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On February 1, 2006, the Parent entered into a restricted stock agreement for 70,000 shares with a member of management. The Company recorded $0.1 million of compensation expense during the quarter and six months ended June 25, 2006 and will record compensation expense of $0.9 million over the five year vesting period.

The Company recorded $0.1 million and $0.2 million of compensation expense during the quarter and six months ended June 25, 2006, respectively, related to the 705,100 nonqualified stock options granted to members of management in September 2005.

On April 19, 2006, the Compensation Committee of the Board of Directors voted to implement an employee stock purchase plan (as amended, the “ESPP”) effective July 1, 2006. The Parent has reserved 308,866 shares of its common stock for issuance under the ESPP. Employees generally will be eligible to participate in the ESPP if they are employed before the beginning of the applicable purchase period, are customarily employed more than five months in a calendar year and more than twenty hours per week, and are not, and would not become as a result of being granted an option under the ESPP, 5% stockholders of the Parent or any of its designated subsidiaries. Participation in the ESPP will end automatically upon termination of employment. Eligible employees are permitted to acquire shares of common stock through payroll deductions within a percentage range of their salary as determined by the Parent’s Compensation Committee. Such employee purchases are subject to maximum purchase limitations.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate on July 1, 2016 unless it terminates earlier under the terms of the ESPP. The Board of Directors has the authority to amend, terminate or extend the term of the ESPP, except that no action may adversely affect any outstanding options previously granted under the plan and stockholder approval is required to increase the number of shares issued or to change the terms of eligibility. The Board of Directors is able to make amendments to the ESPP as it determines to be advisable if the financial accounting treatment for the ESPP changes from the financial accounting treatment in effect on the date the ESPP was adopted by the Board of Directors. The Company believes that stock-based compensation associated with the ESPP will be approximately $0.1 million per annum.

4. Total Comprehensive Income

Total comprehensive income is as follows ($ in thousands):

	Quarter ended June 25, 2006	Quarter ended June 26, 2005
Net income	$8,917	$3,486
Change in fair value of fixed price fuel contract	(261)	(70)

Comprehensive income	$8,656	$3,416

	Six months ended June 25, 2006	Six months ended June 26, 2005
Net income	$12,492	$3,839
Change in fair value of fixed price fuel contract	(300)	(129)

Comprehensive income	$12,192	$3,710

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Property and Equipment

Property and equipment consist of the following ($ in thousands):

	June 25, 2006	December 25, 2005
Vessels	$136,140	$135,164
Containers	28,088	27,420
Chassis	13,470	13,453
Cranes	14,159	13,997
Machinery and equipment	18,749	17,322
Facilities and land improvements	6,441	5,508
Software	30,730	30,149
Other	1,296	1,244

Total property and equipment	249,073	244,257
Accumulated depreciation	(57,784)	(43,660)

Property and equipment, net	$191,289	$200,597

6. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	June 25, 2006	December 25, 2005
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	19,793	19,575

Total intangibles with definite lives	221,268	221,050
Accumulated amortization	(43,866)	(32,707)

Net intangibles with definite lives	177,402	188,343
Goodwill	306,724	306,724

Intangible assets, net	$484,126	$495,067

7. Accrued Liabilities

Other accrued liabilities consist of the following ($ in thousands):

	June 25, 2006	December 25, 2005
Marine operations	$16,876	$11,236
Terminal operations	10,651	9,537
Vessel and rolling stock rent	20,711	24,735
Vessel operations	19,703	22,049
Fuel	8,991	9,043
Bonus	4,620	8,347
Interest	4,407	6,636
Taxes	10,747	3,525
Other liabilities	27,154	26,741

Total other accrued liabilities	$123,860	$121,849

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	June 25, 2006	December 25, 2005
Senior credit facility	$245,625	$246,875
9% senior notes	197,014	197,014
Notes issued by the owner trustees of the owner trusts and secured by mortgages on the vessels owned by such trusts	4,513	4,513

Total long-term debt	447,152	448,402
Less: current portion	(2,500)	(2,500)

Long-term debt, net of current	$444,652	$445,902

9. Commitments and Contingencies

Environmental Contingency

During 2001, the Alaska State Department of Environmental Conservation (the “Department”) notified the predecessor company about contaminants from an underground storage tank in Anchorage. A $0.9 million reserve was established by such predecessor company. In September 2005, HL engaged a third party to remove and dispose of the underground storage tanks, supply and place all back fill material, and conduct testing of soils. The third party completed the engagement during the fourth quarter of 2005 and submitted an underground storage tank removal report to the Department. The Department’s required sampling of the wells was conducted in April 2006 and additional bio-venting quality sampling was conducted in June 2006. The results of the well sampling were submitted to the Department in June 2006, and the results of the additional bio-venting quality sampling were submitted in July 2006. HL is awaiting the Department’s response. HL cannot estimate when the Department will perform the review of the submittals nor can it be assured that the Department will deem HL free of any future exposure. HL has incurred costs of approximately $0.1 million in connection with the third party’s services to date, which reduced the reserve to $0.8 million as of June 25, 2006.

Legal Proceedings

In the ordinary course of business, from time to time, the Company and its subsidiaries become involved in various legal proceedings. These relate primarily to claims for loss or damage to cargo, employees’ personal injury claims, and claims for loss or damage to the person or property of third parties. The Company and its subsidiaries generally maintain insurance, subject to customary deductibles or self-retention amounts, and/or reserves to cover these types of claims. The Company and its subsidiaries also, from time to time, become involved in routine employment-related disputes and disputes with parties with which they have contracts.

There are two actions currently pending before the Surface Transportation Board (the “STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (the “ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. During the currently ongoing second phase, at the request of the STB, the parties fully briefed in 2002, the threshold issue of what methodology should be applied in determining “rate reasonableness” under the ICCTA, and the STB is expected to issue a ruling in 2006 that sets forth a standard for determining whether the rates charged during 1996-1998

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

were reasonable. During the third phase, the STB will apply the standard that it adopts in the second phase to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. On June 8, 2005, upon the motion of HL, the STB issued a decision that ordered the Government of Guam to show cause by June 28, 2005 as to why the action should not be dismissed. The Government of Guam has responded to this decision by asserting its intent to participate in the proceeding and by attending oral argument in the second phase of the case at the STB. HL has filed a response thereto asserting that the Government of Guam’s response is not sufficient to show cause. The STB issued a further order on September 15, 2005 canceling its order to show cause and notifying the parties that it had scheduled oral argument on the merits of the phase two issues. The oral argument took place on November 16, 2005. No assurance can be given that the final decision with respect to this matter will be favorable to us. An adverse ruling by the STB in this action could result in significant damages. We are unable to quantify the amount of these damages. In the event that the STB were to issue a ruling whereby it accepted the Government of Guam’s proposed standard for the determination of “rate reasonableness” under the ICCTA, the STB would then need to determine whether rates charged by HL during 1996-1998 were reasonable under such standard. However, the business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc. (“Sea-Land”), which included transportation, logistics, and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land that related to marine container shipping to and from Guam. Accordingly, we believe that the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, we are unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” as defined in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. We have not accrued a liability relating to this litigation because we do not believe that an unfavorable outcome is probable nor can we reasonably estimate the Company’s exposure in the event there is an unfavorable outcome.

The second action currently pending before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL is currently preparing its response to the DHX brief. HL has filed a Motion to Intervene, which has been granted, so it can participate directly in the appellate process. No assurance can be given that the final decision with respect to this matter will be favorable to us. We have not accrued a liability relating to this litigation because we do not believe than an unfavorable outcome is probable.

Standby Letters of Credit

HL has standby letters of credit, primarily related to its agreements with Ship Finance International Limited (“SFL”) and its property and casualty insurance programs. On June 25, 2006 and December 25, 2005, amounts outstanding on these letters of credit totaled $37.2 million and $6.9 million, respectively.

SFL Agreements

In April 2006, we completed a series of agreements with SFL and certain of its subsidiaries that will enable us to charter five new non-Jones Act qualified container vessels, each with a capacity of 2,824 twenty-foot equivalent units (“TEUs”) and capable of a service speed of up to 23 knots (the “new vessels”). The new vessels are currently being built in a South Korean shipyard pursuant to contracts between the shipyard and various third parties (the “sellers”). These new vessels are expected to be deployed, over a five month period starting at the beginning of 2007, on our trade routes between the U.S. west coast and Asia and Guam. This deployment will enable us to redeploy Jones Act qualified active vessels to other routes. Upon the deployment of the new vessels, the redeployment of certain Jones Act qualified vessels, and the shifting of certain older vessels to our standby fleet, the average age of an active vessel in our fleet, will by reduced from 31 years to 20 years.

Our contractual arrangements with SFL and its subsidiaries include an Agreement to Acquire and Charter to which HL is a party and pursuant to which SFL and its subsidiaries are required to acquire the new vessels from the sellers and then charter them to HL. SFL Holdings has entered into five separate memoranda of agreement (the “MoAs”) with the sellers pursuant to which the new vessels will be acquired from the sellers following their completion. Upon the delivery of each vessel to SFL Holdings by the applicable seller, SFL Holdings will transfer the vessel to one of its wholly-owned subsidiaries. In connection with each such transfer, the transferred vessel will be reflagged as a U.S. vessel and bareboat chartered by the applicable Shipowner to HL (the “Shipowner”). The bareboat charter for each new vessel is a “hell or high water” charter, and the obligation of HL to pay charter hire thereunder for the vessel is absolute and unconditional. The estimated aggregate annual charter hire for all of the five new vessels is approximately $32.0 million, based on certain assumptions with respect to final vessel price and applicable interest rates that will be adjusted on the date of the delivery of the particular vessel. Under the charters, HL is responsible for crewing, insuring, maintaining, and repairing each vessel and for all other operating costs with respect to each vessel. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by HL. In addition, HL has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If HL elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt under the Fortis Capital Corp. (“Fortis”) credit facility, and the amount of the debt so assumed will be credited against the purchase price paid by it for the vessels. If HL elects not to purchase the new vessels at the end of the initial twelve-year period and the Shipowners sell the new vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by the Shipowners to an affiliated party for less than a different specified amount, HL has the right to purchase the new vessels for that different specified amount.

HORIZON LINES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In order to facilitate our charter of the new vessels, our contractual arrangements with SFL and its subsidiaries include various agreements that support the obligations of SFL and its subsidiaries to the sellers under the memoranda of agreement and the syndicate of bank lenders led by Fortis that is providing the debt financing for the acquisition. In order for HL to secure certain of its obligations to SFL, SFL Holdings, and the SFL Shipowners under the Reimbursement Agreement, HL has delivered letters of credit to Fortis in an aggregate amount of $29.3 million. These letters of credit are comprised of $25.5 million issued as collateral for SFL’s obligations in respect of security deposits for three of the new vessels and $3.8 million issued as collateral for SFL’s obligations with respect to interest-rate swap breakage fees. These letters of credit will be cancelled upon the return by the sellers to SFL Holdings of the security deposits that the sellers received from SFL Holdings pursuant to certain of the memoranda of agreement.

The agreement of HL, SFL, SFL Holdings, and the Shipowners with respect to the aforementioned transactions is reflected in an Agreement to Acquire and Charter, a Reimbursement Agreement, and five separate bareboat charters. In addition, the Parent has issued a Guarantee in favor of the Shipowners with respect to the performance by HL of its obligations under the Agreement to Acquire and Charter, the Reimbursement Agreement, the bareboat charters, and an Interest and L/C Liability Agreement, among HL, SFL, and Fortis. Copies of the Agreement to Acquire and Charter, Guarantee, Reimbursement Agreement, and Interest and L/C Liability Agreement were filed as exhibits to the Parent’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2006. Copies of the bareboat charters were filed as exhibits to the Parent’s Registration Statement on Form S-1 filed with the SEC on May 19, 2006. Additional information regarding this transaction was disclosed within the Parent’s Form 8-K filed with the SEC on April 18, 2006 and the Parent’s Registration Statement on Form S-1 filed with the SEC on May 19, 2006.

10. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes” (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this quarterly report. In this quarterly report, unless the context otherwise requires references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis.

This Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations, and business. Forward-looking statements, written, oral, or otherwise, are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events. Words such as, but not limited to, “believe,” “expect,” “think,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include: our substantial debt; restrictive covenants under our debt; decreases in shipping volumes; our failure to renew our commercial agreements with A.P. Moller-Maersk Group (“Maersk”); rising fuel prices; labor interruptions or strikes; job-related claims; liability under multi-employer pension plans; compliance with safety and environmental protection and other governmental requirements; new statutory and regulatory directives in the United States addressing homeland security concerns; the successful start-up of any Jones Act competitor; delayed delivery or non-delivery of our new vessels; increased inspection procedures and tight import and export controls; restrictions on foreign ownership of our vessels; repeal or substantial amendment of the Jones Act; escalation of insurance costs; catastrophic losses and other liabilities; the arrest of our vessels by maritime claimants; severe weather and natural disasters; our inability to exercise our purchase options for our chartered vessels; the aging of our vessels; unexpected substantial drydocking costs for our vessels; the loss of our key management personnel; actions by our significant stockholder; and legal or other proceedings to which we are, or may become subject.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 25, 2005 as filed with the SEC or in the Parent’s prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 13, 2006 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Executive Overview

	Quarter Ended June 25, 2006	Quarter Ended June 26, 2005	Six Months Ended June 25, 2006	Six Months Ended June 26, 2005
	($ in thousands)
Operating revenue	$289,847	$270,544	$564,781	$528,106
Operating expense	265,847	254,587	524,789	501,896

Operating income	$24,000	$15,957	$39,992	$26,210

Operating ratio	91.7%	94.1%	92.9%	95.0%
Revenue containers (units)	75,604	78,606	147,205	153,025

Operating revenue increased by $19.3 million or 7.1% from the quarter ended June 26, 2005 to the quarter ended June 25, 2006 and by $36.7 million or 6.9% from the six months ended June 26, 2005 to the six months ended June 25, 2006. This revenue growth is primarily attributable to rate improvements resulting from favorable changes in cargo mix and general rate increases, increased bunker and intermodal fuel surcharges, and revenue increases from non-transportation and other revenue services.

Operating expense increased by $11.3 million or 4.4% from the quarter ended June 26, 2005 to the quarter ended June 25, 2006 and increased by $22.9 million or 4.6% from the six months ended June 26, 2005 to the six months ended June 25, 2006 primarily as a result of higher vessel fuel costs and higher rail and truck transportation costs as a result of higher fuel prices, and an increase in rolling stock rent due to new container fleet leases. These increases are offset by a decrease in variable operating costs as a result of lower revenue container volumes shipped.

Operating income increased by $8.0 million or 50.4% from the quarter ended June 26, 2005 to the quarter ended June 25, 2006 and by $13.8 million or 52.6% from the six months ended June 26, 2005 to the six months ended June 25, 2006. This increase in operating income is primarily due to revenue growth in excess of operating expense growth.

We believe that in addition to GAAP based financial information, earnings before net interest expense, income taxes, depreciation, and amortization (“EBITDA”) is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by the Board of Directors and our management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require the Company and its subsidiaries to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and restrict upstream cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by the Parent of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to EBITDA is included below ($ in thousands):

	Quarter Ended June 25, 2006	Quarter Ended June 26, 2005	Six Months Ended June 25, 2006	Six Months Ended June 26, 2005
Net income	$8,917	$3,486	$12,492	$3,839
Interest expense, net	9,863	10,066	19,274	19,745
Income tax expense	5,421	2,407	8,412	2,625
Depreciation and amortization	17,149	17,294	33,066	33,985

EBITDA	$41,350	$33,253	$73,244	$60,194

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental United States to Alaska, Puerto Rico, and Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the coastwise laws of the United States, also known as the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominately U.S. crews and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. We operate the largest Jones Act containership fleet with 16 vessels and approximately 23,900 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in our seven ports in the continental U.S. and in our ports in Guam, Hong Kong and Taiwan.

History

Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, HLHC’s former parent, CSX Corporation, sold the international marine container operations of Sea-Land to Maersk, and HLHC continued to be owned and operated as CSX Lines, LLC, a division of CSX Corporation. On February 27, 2003, HLHC (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC, and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. On July 7, 2004, the Parent, formerly known as H-Lines Holding Corp., was formed as an acquisition vehicle to acquire the equity interest in the Company. The Parent was formed at the direction of Castle Harlan Partners IV, L. P., a private equity investment fund managed by Castle Harlan, Inc. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon our critical accounting policies applied on a consistent basis from year to year, actual results could differ from these estimates.

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. There have been no material changes to the Company’s critical accounting policies during the quarter and six months ended June 25, 2006. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 as filed with the SEC.

Results of Operations

Operating Revenue Overview

We derive our revenue primarily from providing comprehensive shipping and logistics services to and from the continental U.S. and Alaska, Puerto Rico, Hawaii, and Guam. We charge our customers on a per load basis and price our services based on the length of inland and ocean cargo transportation hauls, type of cargo, and other requirements, such as shipment timing and type of container. In addition, we assess fuel surcharges on a basis consistent with industry practice and at times may incorporate these surcharges into our basic transportation rates. At times, there is a timing disparity between volatility in our fuel costs and related adjustments to our fuel surcharges (or the incorporation of adjusted fuel surcharges into our base transportation rates) that may result in insufficient recovery of our fuel costs during sharp increases in the price of fuel and recoveries in excess of our fuel costs when fuel prices level off or decline.

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

Operating Expense Overview

Our operating expenses consist primarily of marine operating costs, inland transportation costs, vessel operating costs, land costs, and rolling stock rent. Our marine operating costs consist of stevedoring, port charges, wharfage, and various other costs to secure vessels at the port and to load and unload containers to and from vessels. Our inland transportation costs consist primarily of the costs to move containers to and from the port via rail, truck or barge. Our vessel operating costs consist primarily of crew payroll costs and benefits, vessel fuel costs, vessel maintenance costs, space charter costs, vessel insurance costs and vessel rent. We view our vessel fuel costs as subject to potential fluctuation as a result of changes in unit prices in the fuel market. Our vessel fuel consumption has been generally constant for corresponding years or corresponding interim periods, since the number of active vessels, voyages, and destinations have generally been the same for corresponding years or corresponding interim periods. Our land costs consist primarily of maintenance, yard and gate operations, warehousing operations, and terminal overhead in the terminals in which we operate. Rolling stock rent consists primarily of rent for street tractors, yard equipment, chassis, gensets, and various dry and refrigerated containers.

Quarter Ended June 25, 2006 Compared with the Quarter Ended June 26, 2005

	Quarter Ended June 25, 2006	Quarter Ended June 26, 2005	% Change
	($ in thousands)
Operating revenue	$289,847	$270,544	7.1%
Operating expense:
Vessel	80,848	77,175	4.8%
Marine	48,240	48,880	(1.3)%
Inland	50,042	46,229	8.2%
Land	33,698	33,301	1.2%
Rolling stock rent	11,595	10,681	8.6%

Operating expense	224,423	216,266	3.8%
Selling, general and administrative	23,392	21,121	10.8%
Depreciation and amortization	12,592	12,548	0.4%
Amortization of vessel drydocking	4,557	4,746	(4.0)%
Miscellaneous expense, net	883	(94)	N/M

Total operating expenses	265,847	254,587	4.4%

Operating income	$24,000	$15,957	50.4%

Operating ratio	91.7%	94.1%	2.3%

Revenue containers (units)	75,604	78,606	(3.8)%

Operating Revenue. Operating revenue increased to $289.8 million for the quarter ended June 25, 2006 compared to $270.5 million for the quarter ended June 26, 2005, an increase of $19.3 million or 7.1%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume decrease	$(9,218)
More favorable cargo mix and general rate increases	11,594
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	15,301
Growth in other non-transportation services	1,626

Total operating revenue increase	$19,303

The decreased revenue due to revenue container volume declines for the quarter ended June 25, 2006 compared to the quarter ended June 26, 2005 is primarily due to overall soft market conditions in Puerto Rico, as well as a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12% of total revenue in the quarter ended June 25, 2006 and approximately 8% of total revenue in the quarter ended June 26, 2005. We increased our bunker and intermodal fuel surcharges several times throughout 2005 and in the first six months of 2006 as a result of significant increases in the cost of fuel for our vessels, in addition to fuel increases passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge. The growth in other non-transportation services is primarily due to increases in terminal services provided to third parties.

Operating Expense. Operating expense increased to $224.4 million for the quarter ended June 25, 2006 compared to $216.3 million for the quarter ended June 26, 2005, an increase of $8.2 million, or 3.8%. The increase in operating expense primarily reflects the effect of rising fuel prices, offset by lower expenses associated with lower container volumes. Vessel expense, which is not primarily driven by revenue container volume, increased to $80.9 million for the quarter ended June 25, 2006 from $77.2 million for the quarter ended June 26, 2005, an increase of $3.7 million, or 4.8%. This $3.7 million increase can be attributed to the following factors ($ in thousands):

Increased vessel fuel costs	$7,893
Reduction of vessel lease expense from vessel purchases	(1,762)
Labor and other vessel operating decreases	(2,458)

Total vessel expense increase	$3,673

The $7.9 million increase in fuel costs is primarily attributable to a 38.4% increase in fuel prices, offset slightly by lower fuel consumption. The decrease in fuel consumption was due to having one less vessel in Puerto Rico as well as delayed timing in deploying our spare vessel for service in Alaska. We typically deploy our spare vessel in our Alaska market during the busy summer months. The $2.5 million decrease in vessel operating costs is primarily due to one less vessel in service in Puerto Rico during the quarter ended June 25, 2006.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $48.2 million for the quarter ended June 25, 2006 from $48.9 million for quarter ended June 26, 2005, a decrease of $0.6 million, or 1.3%. This decrease in marine expenses can be attributed to a 3.8% decrease in total revenue container volume period over period, offset by contractual labor increases.

Inland expense increased to $50.0 million for the quarter ended June 25, 2006 from $46.2 million for the quarter ended June 26, 2005, an increase of $3.8 million, or 8.2%. Approximately $2.1 million of this increase was due to higher fuel surcharges primarily as a result of higher fuel costs, as rail, truck, and barge carriers have substantially increased their fuel surcharges period over period.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. Land expense increased to $33.7 million for the quarter ended June 25, 2006 from $33.3 million for the quarter ended June 26, 2005, an increase of $0.4 million or 1.2%. Non-vessel related maintenance expenses increased by approximately $0.1 million for the quarter ended June 25, 2006 from the quarter ended June 26, 2005, primarily due to increased fuel costs of $0.4 million, offset by a decrease in maintenance expenses associated with the new refrigerated container equipment added to our fleet during 2005. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses increased approximately $0.1 million, or 1.0%, for the quarter ended June 25, 2006 from the quarter ended June 26, 2005, primarily due to higher gate expenses offset slightly by decreased revenue container volumes.

	Quarter Ended June 25, 2006	Quarter Ended June 26, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$13,322	$13,249	0.6%
Terminal overhead	12,153	11,847	2.6%
Yard and gate	6,046	5,988	1.0%
Warehouse	2,177	2,217	(1.8)%

Total land expense	$33,698	$33,301	1.2%

During the quarter ended September 25, 2005, we acquired the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, leading to a decrease in vessel lease expense of $1.8 million for the quarter ended June 25, 2006 compared to the quarter ended June 26, 2005. The decrease in vessel lease expense was partially offset by the related increase in depreciation and amortization from those vessels.

	Quarter Ended June 25, 2006	Quarter Ended June 26, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,741	$2,130	28.7%
Depreciation and amortization—other	4,961	5,528	(10.3)%
Amortization of intangible assets	4,890	4,890	0.0%

Total depreciation and amortization	$12,592	$12,548	0.4%

Amortization of vessel drydocking	$4,557	$4,746	(4.0)%

Depreciation and Amortization. Depreciation and amortization costs remained flat at $12.6 million for the quarter ended June 25, 2006 as compared to the quarter ended June 26, 2005. The $0.6 million decrease in depreciation and amortization—other is primarily due to a decrease in depreciation of containers. The decrease in depreciation of containers is due to the sale of approximately 1,800 containers during the twelve month period ended June 25, 2006, offset slightly by depreciation associated with new containers. Depreciation of owned vessels increased by $0.6 million from the quarter ended June 26, 2005 to the quarter ended June 25, 2006. This increase is primarily due to the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific in the third quarter of fiscal year 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking decreased $0.2 million, or 4.0%, to $4.6 million for the quarter ended June 25, 2006 from $4.8 million in the quarter ended June 26, 2005 due to lower overall costs on recent drydockings.

Selling, General and Administrative. Selling, general and administrative costs increased to $23.4 million for the quarter ended June 25, 2006 compared to $21.1 million for the quarter ended June 26, 2005, a decrease of $2.3 million or 10.8%. This increase is comprised of a $1.6 million increase in labor related expenses, including salaries, benefits, and related expenses, and $1.2 million in higher legal and professional fees, $0.3 million in stock-based compensation expense, offset by a $0.8 million decrease in expenses related to the management services and related fee provisions of a management agreement with Castle Harlan. Such management agreement was terminated in conjunction with the Parent’s initial public offering in September 2005.

Miscellaneous Expense, Net. Miscellaneous expense increased to $0.9 million for the quarter ended June 25, 2006 compared to $(0.1) million for the quarter ended June 26, 2005, an increase of $1.0 million. This increase is primarily due to an increase in bad debt expense, offset by an increase in the gain on the sale of fixed assets during the quarter ended June 25, 2006.

Interest Expense, Net. Interest expense decreased to $9.9 million for the quarter ended June 25, 2006 compared to $10.1 million for the quarter ended June 26, 2005, a decrease of $0.2 million or 2.0%. This decrease is comprised of a $1.2 million decrease attributable to the redemption of $53.0 million of the principal amount of the 9% senior notes due 2012 (the “9% senior notes”) utilizing proceeds from the Parent’s initial public offering in September 2005. This decrease is offset by a $1.1 million increase in interest expense under our senior credit facility due to a 200 basis point increase in interest rates in the quarter ended June 25, 2006 as compared to the quarter ended June 26, 2005. In addition, interest income increased by approximately $0.1 million in the quarter ended June 25, 2006 as compared to the quarter ended June 26, 2005.

Income tax expense. Income tax expense was $5.4 million and $2.4 million for the quarters ended June 25, 2006 and June 26, 2005, respectively, which represent effective tax rates of 37.8% and 40.9% respectively. The difference between the federal statutory rate and the effective tax rate for the quarter ended June 26, 2005 is primarily due to state income taxes and permanent differences.

Six Months Ended June 25, 2006 Compared with the Six Months Ended June 26, 2005

	Six Months Ended June 25, 2006	Six Months Ended June 26, 2005	% Change
	($ in thousands)
Operating revenue	$564,781	$528,106	6.9%
Operating expense:
Vessel	160,429	144,433	11.1%
Marine	95,217	97,272	(2.1)%
Inland	97,591	90,429	7.9%
Land	68,206	68,905	(1.0)%
Rolling stock rent	22,904	21,430	6.9%

Operating expense	444,347	422,469	5.2%
Selling, general and administrative	46,183	44,222	4.4%
Depreciation and amortization	25,095	25,441	(1.4)%
Amortization of vessel drydocking	7,971	8,544	(6.7)%
Miscellaneous expense, net	1,193	1,220	2.2%

Total operating expenses	524,789	501,896	4.6%

Operating income	$39,992	$26,210	52.6%

Operating ratio	92.9%	95.0%	2.2%

Revenue containers (units)	147,205	153,025	(3.8)%

Operating Revenue. Operating revenue increased to $564.8 million for the six months ended June 25, 2006 compared to $528.1 million for the six months ended June 26, 2005, an increase of $36.7 million or 6.9%. This revenue increase can be attributed to the following factors ($ in thousands):

Revenue container volume decrease	$(17,817)
More favorable cargo mix and general rate increases	22,326
Bunker and intermodal fuel surcharges included in rates to offset rising fuel costs	27,723
Growth in other non-transportation services	4,443

Total operating revenue increase	$36,675

The decreased revenue due to revenue container volume declines for the six months ended June 25, 2006 compared to the six months ended June 26, 2005 is primarily due to overall soft market conditions in Puerto Rico as well as a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This revenue container volume decrease is offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 12% of total revenue in the six months ended June 25, 2006 and approximately 7% of total revenue in the six months ended June 26, 2005. We increased our bunker and intermodal fuel surcharges several times throughout 2005 and in the first six months of 2006, as a result of significant increases in the cost of fuel for our vessels and as a result of fuel increases passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into the base transportation rates that we charge. The growth in other non-transportation services is primarily due to increases in terminal services provided to third parties and to an increase in space charter revenue not included in transportation revenue.

Operating Expense. Operating expense increased to $444.3 million for the six months ended June 25, 2006 compared to $422.5 million for the six months ended June 26 2005, an increase of $21.9 million or 5.2%. The increase in operating expense primarily reflects the effect of rising fuel prices, offset by lower expenses associated with lower container volumes. Vessel expense, which is not primarily driven by revenue container volume, increased to $160.4 million for the six months ended June 25, 2006 from $144.4 million for the six months ended June 26, 2005, an increase of $16.0 million or 11.1%. This $16.0 million increase can be attributed to the following factors ($ in thousands):

Increased vessel fuel costs	$20,858
Reduction of vessel lease expense from vessel purchases	(3,524)
Labor and other vessel operating decreases	(1,338)

Total vessel expense increase	$15,996

The $20.9 million increase in fuel costs is attributable to a 47.5% increase in fuel prices, slightly offset by lower fuel consumption. In addition, vessel fuel costs were favorably impacted in the six months ended June 25, 2006 by having one less vessel in Puerto Rico as well as delayed timing in deploying our spare vessel for service in Alaska. We typically deploy our spare vessel in our Alaska market during the busy summer months. The $1.3 million decrease in vessel operating costs is primarily due to having one less vessel in service in Puerto Rico during the six months ended June 25, 2006, offset by higher labor and other vessel operating increases.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $95.2 million for the six months ended June 25, 2006 from $97.3 million for the six months ended June 26, 2005, a decrease of $2.1 million or 2.1%. This decrease in marine expenses can be attributed to a 3.8% decrease in total revenue container volume period over period, offset by contractual labor increases.

Inland expense increased to $97.6 million for the six months ended June 25, 2006 from $90.4 million for the six months ended June 26, 2005, an increase of $7.2 million or 7.9%. Approximately $4.0 million of this increase is due to higher fuel costs, as rail, truck, and barge carriers have substantially increased their fuel surcharges period over period. HL’s intermodal agreement with CSX Intermodal, Inc. expired on February 28, 2006. On March 1, 2006, HL entered into a similar rail service agreement with CSX Intermodal, Inc. Although the Company expects to require at least the same volume of services previously provided by CSX Intermodal, Inc. HL has entered into agreements for services with multiple providers. As a result, the level of services provided directly by CSX Intermodal, Inc. is expected to decrease.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead. Land expense decreased to $68.2 million for the six months ended June 25, 2006 from $68.9 million for the six months ended June 26, 2005, a decrease of $0.7 million or 1.0%. Non-vessel related maintenance expenses decreased by approximately $0.8 million for the six months ended June 25, 2006 from the six months ended June 26, 2005, primarily due to a decrease in maintenance expenses associated with the new refrigerated container equipment added to our fleet during 2005. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased approximately $0.2 million, or 1.8%, for the six months ended June 25, 2006 from the six months ended June 26, 2005, primarily due to decreased revenue container volumes.

Warehouse expense decreased by $0.4 million, or 9.1%, for the six months ended June 25, 2006 from the six months ended June 26, 2005, primarily due to lower automobile volumes shipped.

	Six months Ended June 25, 2006	Six months Ended June 26, 2005	% Change
	($ in thousands)
Land expense:
Maintenance	$26,443	$27,262	(3.0)%
Terminal overhead	24,616	23,857	3.2%
Yard and gate	13,166	13,406	(1.8)%
Warehouse	3,981	4,380	(9.1)%

Total land expense	$68,206	$68,905	(1.0)%

During the quarter ended September 25, 2005, we acquired the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific, leading to a decrease in vessel lease expense of $3.5 million for the six months ended June 25, 2006 compared to the six months ended June 26, 2005. The decrease in vessel lease expense was partially offset by the related increase in depreciation and amortization from those vessels.

	Six months Ended June 25, 2006	Six months Ended June 26, 2005	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$5,438	$4,392	23.8%
Depreciation and amortization—other	9,877	11,269	(12.4)%
Amortization of intangible assets	9,780	9,780	0.0%

Total depreciation and amortization	$25,095	$25,441	(1.4)%

Amortization of vessel drydocking	$7,971	$8,544	(6.7)%

Depreciation and Amortization. Depreciation and amortization costs decreased to $25.1 million for the six months ended June 25, 2006 from $25.4 million in the six months ended June 26, 2005, a decrease of $0.3 million or 1.4%. Depreciation of owned vessels increased by $1.0 million from the six months ended June 26, 2005 to the six months ended June 25, 2006. This increase is due to the acquisition of the rights and beneficial interests of the sole owner participant in two separate trusts, the assets of which consist primarily of the Horizon Enterprise and the Horizon Pacific in the third quarter of fiscal year 2005. The $1.4 million decrease in depreciation and amortization-other is primarily due to a decrease in depreciation of containers, leasehold improvements, and capitalized software. The decrease in depreciation of containers is due to the sale of approximately 1,800 containers during the twelve month period ended June 25, 2006. The decrease in leasehold improvements is due to the write-off of certain leasehold improvements made prior to the acquisition of the rights and beneficial interests in the aforementioned trusts in September 2005.

Amortization of Vessel Drydocking. Amortization of vessel drydocking decreased $0.6 million, or 6.7%, to $8.0 million for the six months ended June 25, 2006 from $8.5 million in the six months ended June 26, 2005 due to lower overall costs on recent drydockings.

Selling, General and Administrative. Selling, general and administrative costs increased to $46.2 million for the six months ended June 25, 2006 compared to $44.2 million for the six months ended June 26, 2005, an increase of $2.0 million or 4.4%. This increase is comprised of a $2.5 million increase in labor related expenses, $1.0 million increase in legal and professional fees, offset by a decrease of approximately $1.5 in expenses related to the ongoing management services and related fee provisions of a management agreement with Castle Harlan. Such management agreement was terminated in conjunction with the Parent’s initial public offering in September 2005.

Miscellaneous Expense, Net. Miscellaneous expense remained flat at $1.2 million for the six months ended June 25, 2006 compared to $1.2 million for the six months ended June 26, 2005.

Interest Expense, Net. Interest expense decreased to $19.3 million for the six months ended June 25, 2006 compared to $19.8 million for the six months ended June 26, 2005, a decrease of $0.5 million or 2.4%. This decrease is comprised of a $2.4 million decrease attributable to the redemption of $53.0 million of the principal amount of the 9% senior notes utilizing proceeds from the Parent’s initial public offering in September 2005. This decrease is offset by a $2.0 million increase in interest expense under our senior credit facility due to a 150 basis point increase in interest rates in the six months ended June 25, 2006 as compared to the six months ended June 26, 2005 and $0.2 million in interest expense related to our notes issued by the owner trustees of the owner trusts and which are secured by mortgages on the vessels owned by such trusts. In addition, interest income increased by approximately $0.3 million in the six months ended June 25, 2006 as compared to the six months ended June 26, 2005.

Income tax expense. Income tax expense was $8.4 million and $2.6 million for the six months ended June 25, 2006 and June 26, 2005, respectively, representing effective tax rates of 40.2% and 40.6%, respectively. The difference between the federal statutory rate and the effective tax rate is primarily due to state income taxes and permanent differences.

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.

Liquidity and Capital Resources

Our principal sources of funds have been earnings before non-cash charges, borrowings under debt arrangements, and equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, and (vi) dividend payments to our common stockholders. Cash and cash equivalents totaled $44.2 million at June 25, 2006. As of June 25, 2006, $12.8 million was available for borrowing by us under the existing $50.0 million revolving credit facility, after taking into account $37.2 million utilized for outstanding letters of credit.

Operating Activities

	Six Months Ended June 25, 2006	Six Months Ended June 26, 2005
	($ in thousands)
Cash flows provided by operating activities
Net income	$12,492	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,314	15,660
Amortization of other intangible assets	9,781	9,781
Amortization of vessel drydocking	7,971	8,544
Amortization of deferred financing costs	1,380	1,172
Deferred income taxes	796	(1,127)
Stock-based compensation	384	—

Subtotal	35,626	34,030

Earnings adjusted for non-cash charges	48,118	37,869
Changes in operating assets and liabilities:
Accounts receivable	(14,781)	(16,980)
Materials and supplies	1,613	(1,624)
Other current assets	(1,353)	1,540
Accounts payable	980	(4,035)
Accrued liabilities	3,237	3,423
Other assets / liabilities	(4,863)	(2,114)

Subtotal	32,951	(18,079)

Gain on equipment disposals	(465)	(114)
Vessel drydocking payments	(12,129)	(9,991)

Net cash provided by operating activities	$20,357	$7,974

Net cash provided by operating activities increased by $12.4 million to $20.4 million for the six months ended June 25, 2006 compared to $8.0 million of net cash provided by operating activities for the six months ended June 26, 2005. This increase is primarily driven by improved profitability after non-cash charges. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion, and other non-cash operating activities resulted in cash flow generation of $48.1 million for the six months ended June 25, 2006 compared to $37.9 million for the six months ended June 26, 2005. Changes in working capital resulted in a use of cash of $15.2 million for the six months ended June 25, 2006 compared to a use of cash of $19.8 million for the six months ended June 26, 2005. A portion of the working capital use is due to vessel lease payments and management bonus payments. $15.6 million and $15.8 million in vessel lease payments were made during the six months ended June 25, 2006 and June 26, 2005, respectively. Our vessel lease payments, which are made in January and July of each year, are not straight lined throughout the lease terms. In addition, we paid management bonuses of $8.7 million and $10.5 million in the six months ended June 25, 2006 and June 26, 2005, respectively. During the year we accrue management bonuses based on the satisfaction by the Company of certain financial targets, and such bonuses are paid the first quarter of each year. The increase in accounts receivable balances in the first six months of 2006 and 2005 is due to seasonality within the business. The accounts receivable balance typically rises during the first three quarters of the year, and decreases to its lowest balance in the fourth quarter. The other assets/liabilities working capital use is primarily due to $3.0 million of costs associated with the Company’s contractual arrangements with SFL.

Investing Activities

Net cash used in investing activities increased by $5.1 million to $6.9 million for the six months ended June 25, 2006 compared to $1.8 million for the six months ended June 26, 2005. The $5.1 million increase is due to $5.0 million increase in capital expenditures, primarily due to the acquisition of containers, a container handler, and various other operating equipment in the six months ended June 25, 2006, a $1.3 million investment in HLFHC’s 11% senior discount notes, offset by an increase of $1.1 million in proceeds from the sale of equipment.

Financing Activities

Net cash used for financing activities during the six months ended June 25, 2006 was $10.5 million compared to $2.0 million for the six months ended June 26, 2005. The net cash used for financing activities during the six months ended June 25, 2006 includes $8.4 million in dividends to its stockholder, and the payment of $0.8 million in financing costs related to fees associated with amendments to the Company and HL’s senior credit facility.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including entering into lease transactions for new vessels, purchasing vessels upon the expiration of vessel operating leases, and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment, for the next twelve months are expected to total approximately $20.0 million. In addition, expenditures for vessel drydocking payments are estimated at $20.0 million for the next twelve months.

Three of our vessels, Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, are leased, or chartered. The charter periods for these vessels are due to expire in January 2015. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. During 2005, we expended $25.2 million in cash to purchase owner participant interests in two of our previously leased vessels, Horizon Pacific and Horizon Enterprise. During 2004 and 2003, we purchased four vessels, Horizon Fairbanks, Horizon Hawaii, Horizon Navigator, and Horizon Trader, at the expiration of their charter periods, utilizing similar fair market value purchase option arrangements. The purchase prices of the four vessels ranged from $3.8 million to $8.2 million per vessel. The fair market values of the vessels currently under charter at the expiration of their charters cannot be predicted with any certainty.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations as of June 25, 2006 (1) are as follows ($ in thousands):

	Total Obligations	Remaining 2006	2007	2008	2009	2010	After 2010
Principal obligations:
Senior credit facility	$245,625	$1,250	$2,500	$2,500	$2,500	$60,625	$176,250
Notes issued by owner trustees	4,513	—	4,513	—	—	—	—
9% senior notes	197,014	—	—	—	—	—	197,014
Operating leases	344,318	26,074	78,975	36,803	36,515	35,129	130,822
Capital lease obligations	451	97	193	161	—	—	—

Subtotal	791,921	27,421	86,181	39,464	39,015	95,754	504,086

Interest obligations:
Senior credit facility	91,495	6,820	20,007	19,567	19,212	18,746	7,143
Notes issued by owner trustees	480	240	240	—	—	—	—
9% senior notes	112,297	8,866	17,731	17,731	17,731	17,731	32,507

Subtotal	204,272	15,926	37,978	37,298	36,943	36,477	39,650

Total principal and interest	$996,193	$43,347	$124,159	$76,762	$75,958	$132,231	$543,736

Other commercial commitments:
Standby letters of credit(2)	$37,209	$—	$29,338	$—	$7,871	$—	$—
Surety bonds(3)	8,614	8,610	1	—	3	—

Other commercial commitments	$45,823	$8,610	$29,339	$—	$7,874	$—	$—

(1)	Included in contractual obligations are scheduled interest payments. Interest payments on the senior credit facility are variable and are based as of June 25, 2006 upon the London Inter-Bank Offered Rate (LIBOR) plus 2.25%. The three-month LIBOR / swap curve has been utilized to estimate interest payments on the senior credit facility. Interest on the 9% senior notes is fixed and is paid semi-annually on May 1 and November 1 of each year until maturity on November 1, 2012.
(2)	The standby letters of credit include $29.3 million in letters of credit that serve as collateral related to the SFL agreements, $4.6 million in letters of credit that serve as collateral on state workers compensation and auto liability policies, and $3.3 million in letters of credit that serve as security for all bonds excluding U.S. Customs bonds.
(3)	$6.3 million is U.S. customs bonds, $1.1 million is bonds for payment of taxes levied under the Excise Tax act of the Commonwealth of Puerto Rico of 1987, and the remaining $1.2 million is utility or lease bonds. The Company has the financial ability and intention to satisfy its obligations.

SFL Agreements

Although HL is not the primary beneficiary of the variable interest entities created in conjunction with the April 2006 financial transactions with SFL, HL has an interest in the variable interest entities. Certain contractual obligations and off-balance sheet obligations arising from this transaction are as follows ($ in millions):

Annual operating lease obligations(a)	$32.0
Letters of credit(b)	$29.3
Residual guarantee(c)	$3.8
Security deposits guarantee(d)	$0.2

(a)

Such operating lease obligations will commence throughout 2007 as the vessels are delivered and the bareboat charters commence. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel. The aggregate annual charter hire for the vessels under the SFL agreement is based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular vessel. The Shipowners have entered into forward starting swaps to lock in the interest rate on the underlying bank loan with Fortis. However, if the vessel delivery date or vessel cost changes, the forward starting swap agreements will need to be adjusted. If the underlying interest rate on the bank loans to the Shipowners is changed due to any of the above reasons, the aggregate annual charter hire will also change.

(b)	The letters of credit were issued in April 2006 to secure certain obligations under the Reimbursement Agreement. To obtain the letters of credit, HL, together with the Company, UBS AG, Stamford Bank, as administrative agent, UBS AG, Stamford Branch, as issuing bank, and certain lenders, entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement, dated as of April 7, 2006, (the “Pre-Existing Horizon Credit Agreement”). Amendment No. 2 amended the Pre-Existing Horizon Credit Agreement by, among other things, (i) increasing the aggregate amount of letters of credit permitted under the Pre-Existing Horizon Credit Agreement from $20.0 million to $41.0 million and (ii) permitting HL or any of its subsidiaries to guarantee, directly or indirectly, up to $42.5 million of the obligations of SFL and/or any of its subsidiaries or affiliates in connection with the charter by HL of the vessels from the Shipowners.
(c)	If HL elects not to purchase the vessels at the end of the initial twelve year period and the Shipowners sell the vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per vessel. Such residual guarantee will be recorded at its fair value of approximately $0.2 million as a liability on the Company’s balance sheet upon commencement of the bareboat charters.
(d)	Pursuant to the Agreement to Acquire and Charter and the Reimbursement Agreement, HL has agreed to reimburse SFL, SFL Holdings, and the Shipowners for their respective losses if there is a default by SFL Holdings as the buyer under the MoAs except under certain circumstances. The losses covered include forfeiture of SFL’s security deposits, any damage claims made against SFL Holdings by the sellers under the MoAs (to the extent such claims exceed SFL’s Security Deposits), any liabilities of SFL and the Shipowners to Fortis for any draws on the letters of credit, any interest due under Fortis’s credit agreement as a result of any such draws, and any interest-rate swap breakage fees. In addition, SFL Holdings has the right, under certain circumstances, to require HL to assume its obligations to the sellers under the MoAs.

Long-Term Debt

On July 7, 2004, HL and the Company entered into a senior credit facility with various financial lenders. The senior credit facility, as amended and restated, and subsequently amended by Amendment No. 2, consists of (i) a $50.0 million revolving credit facility and (ii) a $250.0 million term loan facility. We expect that we will be permitted to incur up to an additional $50.0 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and after certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009. No amounts were outstanding under the revolving credit facility as of June 25, 2006 or December 25, 2005. However, $37.2 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of June 25, 2006.

Principal payments of approximately $0.6 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $58.8 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at HL and the Company’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at June 25, 2006 approximated 7.3%. HL and the Company are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires HL and the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. HL and the Company were in compliance with all such covenants as of June 25, 2006. The senior credit facility is secured by the assets of HL and the Company. The 9% senior notes and the 11% senior discount notes also contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends, and restrictions customary in such agreements.

On July 7, 2004, HL and the Company completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of HL and the Company and rank equally with the existing and future unsecured indebtedness and other obligations of HL and the Company that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. HL and the Company used $57.8 million of the proceeds of the Parent’s initial public offering to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior credit facility.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under the senior credit facility, and future refinancings of our debt.

Our ability to make scheduled payments of principal, to pay the interest, if any, on our indebtedness, to refinance our indebtedness, to make dividend payments to our common stockholders, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs for the next twelve months. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized, or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As of June 25, 2006, the Company and HL had outstanding a $245.6 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the term loan. The Company and HL also have a revolving credit facility that provides for borrowings of up to $50.0 million. As of June 25, 2006, no amounts were outstanding under the revolving credit facility.

Credit Ratings

As of June 25, 2006, Moody’s Investors Service and Standard and Poor’s Ratings Services assigned the following credit ratings to our outstanding debt:

Debt/Rating Outlook:

	Moody’s	Standard & Poor’s
Senior secured credit facility	B2	B
9% senior notes due 2012	B3	CCC+
Rating outlook	Stable	Positive

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the quarter and six months ended June 25, 2006 is as follows ($ in thousands):

	Quarter Ended June 25, 2006		Six Months Ended June 25, 2006
Pretax income	$14,338		$20,904
Interest expense	10,281		19,984
Rentals	5,862		11,759

Total fixed charges	$16,143		31,743

Pretax earnings plus fixed charges	$30,481		51,837

Ratio of earnings to fixed charges	2.13	x	2.58	x

For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consists of interest expense, including amortization of net discount or premium, and financing costs and the portion of operating rental expense (33%) that management believes is representative of the interest component of rent expense.

3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a policy for managing risk related to exposure to variability in interest rates, fuel prices, and other relevant market rates and prices. Our policy includes entering into derivative instruments in order to mitigate our risks.

Exposure relating to our senior credit facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 25, 2005. There have been no material changes to these market risks since December 25, 2005.

The aggregate annual charter hire for the vessels under our agreements with SFL is based on certain assumptions with respect to final vessel price and interest rates that will be adjusted on the date of the delivery of the particular vessel. The Shipowners have entered into forward starting swaps to lock in the interest rate on the underlying bank loan with Fortis. However, if the vessel delivery date or vessel cost changes, the forward starting swap agreements will need to be adjusted. If the underlying interest rate on the bank loans to the Shipowners is changed due to any of the above reasons, the aggregate annual charter hire will also change.

Other than as discussed above, there have been no material changes in the quantitative and qualitative disclosures about market risk since December 25, 2005. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Form 10-K for the fiscal year ended December 25, 2005.

4. Controls and Procedures

Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) of the Exchange Act) as of June 25, 2006, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended June 25, 2006.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

1. Legal Proceedings

During the quarter ended June 25, 2006, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are expensed as incurred.

1A. Risk Factors

There have been no material changes to risk factors since those previously disclosed in the Parent’s prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 13, 2006.

2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

3. Defaults Upon Senior Securities

None.

4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders of the Parent (the “Annual Meeting”) held June 5, 2006, stockholders voted to:

(a) Elect to the Board of Directors of the Parent the three Class I directors named as the Parent’s nominees in the Proxy Statement for the Annual Meeting, filed with the SEC on April 24, 2006, as follows:

Nominee	Shares Voting For	Shares Withholding Authority to Vote
John K. Castle	31,452,570	63,354
Ernie L. Danner	31,459,370	56,554
James G. Cameron	31,459,385	56,539

There were no abstentions or broker non-votes with respect to the election of the Board of Directors.

The directors whose term of office as a director continued after the meeting are Dan A. Colussy, Marcel Fournier, Thomas M. Hickey, Admiral James L. Holloway III, U.S.N. (Ret.), Francis Jungers, and Charles G. Raymond.

(b) Ratify the action of the Audit Committee of the Board of Directors in appointing Ernst & Young LLP as independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the year ending December 24, 2006, with 31,438,024 shares voted for, 3,400 shares withheld, and 74,500 shares abstained. There were no broker non-votes with respect to the appointment of Ernst & Young LLP.

5. Other Information

None.

6. Exhibits

10.1	**	Agreement to Acquire and Charter, dated as of April 7, 2006, among Ship Finance International Limited, SFL Holdings, LLC, the five companies listed in Appendix I thereto, and Horizon Lines LLC.

10.2	**	Guarantee, dated April 7, 2006, by Horizon Lines, Inc. in favor of each of HL Tiger LLC, HL Hunter LLC, HL Hawk LLC, HL Falcon LLC, and HL Eagle LLC.

10.3	**	Reimbursement Agreement, dated April 7, 2006, among Horizon Lines LLC, Ship Finance International Limited, SFL Holdings LLC, and the five companies listed in Appendix I thereto.

10.4	**	Interest and L/C Liability Agreement, dated April 10, 2006, among Horizon Lines LLC, Ship Finance International Limited, and Fortis Capital Corp., as Security Trustee for the Lenders and Swap Providers.

10.5	***	Bareboat Charter in relation to U.S.-flag vessel Horizon Eagle, dated as of April 7, 2006, by and between HL Eagle LLC and Horizon Lines, LLC.

10.6	***	Bareboat Charter in relation to U.S.-flag vessel Horizon Falcon, dated as of April 7, 2006, by and between HL Falcon LLC and Horizon Lines, LLC.

10.7	***	Bareboat Charter in relation to U.S.-flag vessel Horizon Hunter, dated as of April 7, 2006, by and between HL Hunter LLC and Horizon Lines, LLC.

10.8	***	Bareboat Charter in relation to U.S.-flag vessel Horizon Tiger, dated as of April 7, 2006, by and between HL Tiger LLC and Horizon Lines, LLC.

10.9	***	Bareboat Charter in relation to U.S.-Flag vessel Horizon Hawk, dated as of April 7, 2006, by and between HL Hawk LLC and Horizon Lines, LLC.

10.10	***	Agreement Regarding Debt Assumption, dated as of April 7, 2006, by and between Ship Finance International Limited, SFL Holdings, LLC, Horizon Lines, Inc., Horizon Lines, LLC, Fortis Capital Corp. and the other parties thereto.

10.11	**	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of April 7, 2006, among Horizon Lines, LLC, UBS AG, Stamford Branch, as Administrative Agent, UBS AG, Stamford Branch, as Issuing Bank, and the Lenders party thereto.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed as an exhibit to Horizon Lines, Inc.’s Current Report on Form 8-K (File No. 001-32627), filed with the SEC on April 18, 2006.
***	Previously filed as an exhibit to the Registration Statement of Horizon Lines, Inc. on Form S-1 (File No. 333-134270), originally filed on May 19, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2006

HORIZON LINES HOLDING CORP.

By:	/s/ M. MARK URBANIA
M. Mark Urbania Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)